Form 10-K
period 1996-06-30
IONIC FUEL TECHNOLOGY INC
filed 1996-09-25
CIK 925006

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                     FORM 10-K

[x]   Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
(Fee Required)

For the fiscal year ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

for the transition period from                   to

Commission File Number: 1-13234

                                           IONIC FUEL TECHNOLOGY, INC.
                     (Exact name of registrant as specified in its charter)

           Delaware                           06-1333140
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation)                        No.)


300 Delaware Avenue, #1704, Wilmington, Delaware        19801-1622
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (302) 427-5957

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered

Common Stock, par value $.01                           Boston Stock Exchange

Series A Redeemable Common
Stock Purchase Warrant ("A Warrants")                  Boston Stock Exchange

Series B Redeemable Common
Stock Purchase Warrant ("B Warrants")                  Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes: x    No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value of securities held by non-affiliates as of September 16, 1996 - $9,604,480

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At September 25, 1996, there were 5,400,000 common shares, 1,200,000 Series A Warrants, 1,200,000 Series B Warrants and 120,000 Underwriters' Warrants outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 24, 1980)

1. Part III incorporates by reference the Company's Proxy Statement to stockholders for the Annual Meeting to be held November 7, 1996.

                                                      PART I

Item 1.  BUSINESS

Introduction

         The Company is an environmental technology company engaged in the design, assembly, marketing, sale and leasing of its patented, proprietary IFT System ("IFT System" or "System") designed to reduce harmful airborne emissions from and increase fuel efficiency of heating and power generation systems. The Company markets the System to various industries in the U.K. and Europe.

         The IFT System, which is attached to a customer's heating or power generation equipment, produces negatively charged particles by passing an air flow over a body of vibrating liquid and into the combustion chamber or air intake of the customer's machinery. The charged air supply accelerates the normal combustion process. As a result of the improved combustion, the amount of air and fuel supplied to the burner can be reduced while still maintaining a constant measure of power output. This reduction of air and fuel decreases fuel consumption as well as the production of NOx, CO2 and CO. A further significant benefit, is the ability of the IFT System to initially remove and then to prevent the further formation of "coke" on the combustion and flue side surfaces of boiler tubes or walls, frequently found when burning heavy fuel oil or coal. This coking also occurs in refinery and petrochemical crackers and reformers when burning commercial gas on natural draft fired systems. The resulting cleaner surfaces, ensure the further advantage of consistent heat transfer from the flame through to the product, with better thermal efficiency. Plant shutdown to clean tubes, often necessary when burning oil and coal, is substantially reduced or completely eliminated. If fuel and air flow cannot be closely controlled in an existing combustion system or if customer equipment is in need of repair, the IFT technology may not be effective. Boilers utilizing oil or gas fuels have provided the best improvements with the IFT system. The Company has completed testing it's technology at a leading international oil company's research facility in the UK and their report stating the benefits has been circulated to all operating facilities. On two large pulverized coal electric power generating facilities in the United States testing has been terminated because continuing costs would not be funded by the power plants. Positive results have been established on traditional coal fired boilers in the U.K.

The System

         The IFT System is self contained in a cube-shaped free standing metal enclosure. The System's interior mechanism vibrates the surface of a liquid contained inside the cabinet. The vibrating liquid releases negatively charged particles that are then delivered to the customer's equipment through a connection to the boiler's combustion chamber or to the boiler's combustion air system.

         The System is available in eight sizes ranging from 15" x 12" x 16" to 43" x 31.5" x 35". Such sizes are suitable for boilers generating from approximately 1,000 lbs. of steam per hour to approximately 96,000 lbs. of steam per hour. Multiple Systems are used when either the boiler has more than one burner or the boiler's power generating capacity exceeds the capacity of the largest IFT System. Multiple Systems are currently installed on boilers up to 250,000lbs/hr. The System generally, can be retrofitted while the customer's boiler is operating and requires only a routine servicing every six months and may be leased or purchased.

         Performance results of the System reveal a reduction in NOx emissions ranging from 6% to 60%, a reduction in CO2 emissions ranging from 8% to 12%, a reduction in CO emissions ranging from 6% to 80%, a reduction in particulate emissions ranging from 6% to 40% and a reduction in fuel consumption ranging from 21/2% to 11%. The exact performance of the System depends upon the customer's existing equipment and desired objectives; customers may achieve less favorable results or no results if their equipment requires repair or if fuel and air flows cannot be closely controlled.


Marketing and Sales

Performance Trials

         The Company initially sought to performance test its System in locations where a sales or lease contract could result. It also has performance tested the System in certain locations solely to develop performance test data. The Company has now phased out uncompensated performance testing because the Company's data from its numerous sites supports the claims regarding the benefits offered by the IFT System. The Company has now developed new application software enabling on site performance to be evaluated in real time to show the immediate improvements to the customer resulting in reducing the lead time between performance trials and customer commitment.

         The performance trial results obtained at a customer's location, enable the Company to use such results to confirm the price of the IFT System to such customer. In setting the price, the Company considers the potential fuel savings and emissions reduction to be realized by that customer from use of the System, thereby enabling a customer to partially, if not fully, offset the cost of the System.

         The Company has also participated in a laboratory test conducted by The Building Services Research and Information Association ("BSRIA"), an independent U.K. organization. The BSRIA test was instigated and primarily funded by the British government to generate data on the emissions of various power generation systems and ancillary equipment. BSRIA rendered a favorable report on the IFT System and such report was disseminated to BSRIA's members.

         The Company has completed testing it's technology at a leading international oil company's research facility in the UK and their report stating the benefits has been circulated to all operating facilities. On two large pulverized coal electric power generating facilities in the United States testing has been terminated because continuing costs would not be funded by the power plants. Postitive results have been established on traditional coal fired boilers in the U.K.

Marketing

         The Company currently markets the IFT System to (a) large scale commercial power plant and industrial manufacturers such as breweries, oil refiners, textile plants, chemical plants and paper mills and (b) commercial industrial heat processors including municipal authorities and universities.

         The Company had found that its technology was often not readily understood by power plant managers who therefore hesitated to test the IFT System. The Company devised a four step approach to educate the power generation community about its technology. First, it employed people experienced in boiler and burner applications to market the System. Second, the Company has marketed the System to large multiple plant users, with emphasis on well known international companies, so that such companies may be used as references for other potential customers and also that such customers will consider using the IFT System in their other plants. Third, the Company utilizes the services of a recognized authority in flame chemistry to more specifically explain the scientific principles behind the System. Fourth, the Company has introduced a reporting system using sophisticated statistical modeling to present the test results to potential customers in a succinct, concise manner. This reporting system computerizes data derived from testing flue gases, monitors fuel to steam performance and then presents in graphic form the benefits offered by the IFT System to the customer.

Sales and Rentals

         The Company has adopted two approaches to its sales efforts. First, it sells directly to industrial users with its own employees in the UK and Belgium supplemented by the use of independent sales agents. Secondly, the Company sells the System through dealers who are assigned a specific territory and compensated on a commission basis. This marketing method is generally used in Europe.

         The Company will rent or sell the System. In the U.K. and Belgium, most orders consist of rental agreements while in Austria, Hungary, Czech Republic and Slovakia, most orders consist of outright sales plus an installation fee and a maintenance agreement.

Warranty and Service

         The Company provides a one year warranty on parts and labor to purchasers of the System and thereafter servicing under a service contract. Lessees of the system receive service without additional charge within the terms of the rental agreement.

Assembly and Suppliers

         The IFT System is assembled in the U.K. at the Company's facility in Laindon, Essex under strict quality control procedures. Although there have been no sourcing problems, the Company has a policy of dual sourcing where this is deemed advantageous for cost and continuity of supply. Single sourcing is currently confined to vibrators and air pumps that are widely produced for use in other industries and therefore readily available.

Research and Development

         The Company's research and development efforts are focused primarily on refining the vibration technology that forms the basis of the IFT System. To that end, the Company has studied such areas as the interaction of the charged particles and the combustion process, the delivery of the charged particles to the combustion chamber, the optimum volume of the charge, the optimum ratio of air to liquid surface and the impact of pressure and temperature on delivery of the charge. The Company's efforts resulted in an enhancement to the patented vibration technology for which a European patent application was filed in January 1994.

         The Company's research and development costs are written off as incurred. Employees engaged in engineering and manufacturing also perform R & D functions, therefore it is unrealistic to isolate these specific costs since they were not material in 1996.

Patents

         The first U.S. Patent for the Ion generating technology utilized by the IFT System was issued in 1975 to F.A. Wentworth, Jr. ("Wentworth"). This original technology employed a "bubble" process whereby the air was "bubbled" through liquid to release Ions at the surface of the liquid. A subsequent patent was issued to Wentworth in December 1990 employing a "vibration" process which substantially enhanced the commercial potential of the technology by increasing the negative charge. The "vibration" technology involves vibrating the surface of the water to release the Charged Particles. In January 1994, an additional patent application was filed in Europe on behalf of the Company covering an enhancement to the "vibration" technology. This improved "vibration" technology allows for a more powerful and more consistent negative charge than the initial Wentworth vibration patent. This improvement has been incorporated into the IFT System. The Company filed counterpart applications to its latest European patent application in the United States and several other foreign countries in 1995.

         The Company entered into a Royalty Agreement ("Royalty Agreement") dated June 2, 1994 (effective as of December 5, 1991) with Wentworth pursuant to which Wentworth sold all of his interest in the patents relating to the ion generating technology to the Company. As consideration for the assignment and sale, Wentworth received a $50,000 initial payment and a $6,000 per month royalty fee during the life of the patents. In addition, Wentworth purchased 80,000 shares of the Company's Common Stock at $.125 per share in December 1991. Additionally, in December 1991, Messrs. Johnston and O'Neill, executive officers, directors and principal stockholders of the Company, granted to Wentworth from their stock holdings options to purchase in the aggregate 22,400 shares of the Company's Common Stock at an exercise price of $3.125 per share. Wentworth has retained a security interest in the patent rights transferred to the Company pursuant to the Royalty Agreement.

         The Company owns six U.S. Patents, twelve foreign patents and five foreign patent applications covering, in the aggregate, up to twenty different countries. Several of the earlier "bubble" technology patents have expired. However, improvement patents covering the "bubble" technology still exist in the United States and several foreign countries, and the more important "vibration" technology patents, which form the basis of the IFT System, run to at least 2007. The Company was granted a patent in Japan during the year.

         While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that such rights will be enforceable or will provide the Company with meaningful protection from competitors or that any pending patent applications will be allowed. Even if a competitor's products were to infringe patents owned by the Company, it could be damaging to the Company to enforce its rights because such action would divert funds and resources which otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that, if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, a license for such technology from such third party would be available on commercially reasonable terms, if at all.


Regulations

         Concern over environmental pollution has led to legislation introducing tougher and tighter controls on emissions. NOx, for example, is now understood to be a key element in the formation of ground level ozone, widely recognized as a hazard to health and a precursor to urban smog. The problem for industry is to reduce NOx levels as is currently demanded while not increasing emissions of the equally undesirable carbon monoxide or reducing power generation capacity. According to available statistics, approximately 55% of the 20 million tons of annual NOx production comes from utilities, industrial boilers and furnaces; the balance is from motor vehicles.

         The Federal Clean Air Act, initially adopted in 1970 and extensively amended in 1990 and European Community regulations require compliance with specified air quality standards and empower government to establish and enforce limits on the emission of various pollutants from specific types of industrial facilities. In the USA, the states have primary responsibility for implementing these standards, and, in some cases, have adopted standards more stringent than those established by Federal regulation.

         In general, emitters of pollution are required to obtain permits issued by the appropriate environmental agency. A typical permit would set forth the amount of pollutants that the "source" may emit, mandatory emission control device description and installation deadlines plus monitoring/reporting requirements. Pollution sources maybe charged a fee proportional to the amount of pollution the source creates each year. This provides an incentive for the polluter to acquire technology which will reduce its emissions. IFT is attempting to work with customers on an individual basis prior to and during its process of negotiating permits in an attempt to have the System "accepted" by such regulatory agencies.

         Domestic and international environmental laws and regulations are, and will continue to be, a principal factor affecting demand for the IFT System. Although the Company believes there is a trend toward increasing regulation and enforcement by all levels of government, a decline in enforcement and related expenditures by businesses subject to such laws and regulations could have a significant adverse effect on the demand for the IFT System. In addition, there can be no assurance that the IFT System currently, or as adjusted or enhanced, will enable others to comply with specified or yet unspecified emissions standards implemented by any amendments to present laws and regulations or any future legislation.

Competition

         While most other pollution control technologies are aimed at reducing airborne emissions, the Company is not aware of any technology which enhances combustion efficiency to reduce both noxious emissions and fuel consumption. The technology used by the Company's competitors can be divided into three categories:
pre-combustion, combustion and post-combustion.

         Pre-combustion techniques include chemical additives, low NOx burners, and water/steam injection added to the fuel. Such techniques can achieve reduction in particulate and NOx emissions but do not result in material fuel savings.

         Combustion techniques include air/fuel control systems, chemical additives (i.e. urea injection) and flue gas recirculation. These methods reduce NOx emissions but may result in higher particulate emissions and/or reduced boiler efficiency. Furthermore, they are generally more expensive to install than the IFT System.

         Post-combustion systems include precipitators, bag filters and scrubbers. These systems require large capital expenses often involve high maintenance and operating costs and do not address fuel efficiency. Some have the added disadvantage of producing by-products which may present disposal problems.

         The IFT technology is not, by itself, a solution to all emissions problems. More frequently the technology is complimentary to solutions a customer may wish to utilize. For example, to achieve extremely low NOx emission, ammonia injection might be selected. IFT could enhance combustion efficiency so that less NOx is produced and subsequently less ammonia required to achieve the final lower NOx level.

         While  the  Company   believes  that  its  System  enjoys   significant
advantages as compared to its competitors' products, many of the Company's competitors have greater resources, both financial and otherwise, than the Company and therefore may be capable of testing, enhancing, marketing and distributing their products on a wider basis than the Company. In addition, future technological developments and novel approaches in the flame combustion field as well as enhancements of current technology will, in all likelihood, create new products and services that directly compete with the IFT System. There can be no assurance that the Company would not be adversely affected by such technological change.

Employees

         As of September 1, 1996, the Company employed 13 persons on a full-time basis, four in administrative and finance, three in sales and marketing, six in manufacturing and field engineering. Most employees fill in on assignments outside their primary responsibilities as needed. The Company believes that its relations with its employees are satisfactory.

Item 2.  PROPERTY

         The Company leases approximately 10,000 square feet of space for its principal executive offices, manufacturing and research and development facilities in Laindon, Essex, U.K. This lease expires in December 1997. The base rent for this facility is approximately $6,000 per month for 1995, approximately $6,655 per month for 1996 and approximately $7,375 per month for 1997.

         The Company maintains one office in New Canaan, Connecticut on a month to month basis at $105 per month and a sales office in Gent, Belgium pursuant to a three year lease at $360 per month plus utilities.

         The Company's corporate office is in Wilmington, Delaware pursuant to an annual lease of $2,766 or $225 per month plus utilities. The lease expires in December 1996.

         The Company believes that its facilities are adequate for its present and anticipated needs.


Item 3. LEGAL PROCEEDINGS

Not applicable.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                                      PART II

Item 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock, Class A and Class B Warrants are quoted on the Nasdaq SmallCap Market under the symbols "IFTI", "IFTIW, AND "IFTIZ" respectively.

         The table set forth below shows, for the period indicated, the high and low bid quotations on the Nasdaq SmallCap Market for the Company's Securities. These amounts represent quotation between dealers in securities, and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                    Bid
Period Ended          Type of Security          High   Low

December 1994                       Common Stock           3 3/8    2 1/4
                                    Class A Warrant          1/2      3/8
                                    Class B Warrant          7/16     3/8

March 1995                          Common Stock           2 7/8    1 1/16
                                    Class A Warrant          1/2      1/4
                                    Class B Warrant          3/8      3/16

June 1995                           Common Stock           1 5/16     7/16
                                    Class A Warrant          1/4      1/8
                                    Class B Warrant          3/16     3/32


                                                               Bid
Period Ended          Type of Security                     High   Low

September 1995     Common Stock                      1 3/16           11/32
                   Class A Warrant                     5/32            3/32
                   Class B Warrant                     3/32     3/32

December 1995      Common Stock                        7/16     1/4
                   Class A Warrant                     3/32     1/64
                   Class B Warrant                     3/32     1/64

March 1996         Common Stock                       1 1/8      1/4
                   Class A Warrant                     3/16     3/32
                   Class B Warrant                     5/32     3/32

June 1996          Common Stock                     2 25/32    5/8
                   Class A Warrant                     9/32    5/32
                   Class B Warrant                     7/32    1/8

         At September 25, 1996 the number of shareholders of record of the Company's common stock and Class A Warrants and Class B Warrants were 69, 25 and 25, respectively.
         The Company has not paid any cash dividends.

         Listing of Common Stock on Nasdaq SmallCap Market under symbol IFTI and on Boston Stock Exchange.

         Listing of Class A and Class B warrants will be discontinued on the Boston Stock Exchange.


Item 6.  SELECTED FINANCIAL DATA



Statement of                            Six Months
 Operations         Year Ended            Ended
 Data:           December 31, 1992   June 30,1993(1)

Revenues....         $ 22,751             $17,025
Cost of
 Revenues...          131,793             121,828
Operating
 Expenses...        1,485,644             999,771
Net (loss)..       (1,573,706)         (1,101,056)
Net (loss) per
 share......       $   (.44)           $   (. 27)
Weighted average
 number of common
 shares.....          3,546,668        3,957,540
Cash dividend
 per common share..

Balance Sheet
 Data:        December 31, 1992    June 30, 1993 (1)
              -----------------    -------------

Total assets..        $2,063,110       $3,965,244
Working capital.         765,500        2,670,427
Long-term
 liabilities.            437,464          437,108
Total
 liabilities.            806,732          758,335
Accumulated
 deficit.....         (1,579,788)      (2,680,844)
Cumulative
 translation
 adjustment...          (148,467)        (166,806)
Stockholders'
 equity......          1,256,378        3,206,909

(1) During 1993, the Company changed its fiscal year end to June 30, 1993.

                           Year Ended         Year Ended         Year Ended
                           June 30, 1994      June 30, 1995     June 30, 1996

Statement of
Operations Data:

Revenues                   $1,190,291        $ 476,161         $ 593,959

Cost of Revenues              445,355          344,868          537,110

Operating Expenses          2,631,912        2,974,998         1,669,145
Net Loss                   (1,928,987)      (2,725,744)       (1,563,667)
Net Loss per
 share                     $     (.46)      $     (.51)     $       (.29)
Weighted average
 number of                   4,210,668        5,318,445        5,410,500
 common shares

Cash Dividend
 per common share              ---              ---                 ---

Balance Sheet:

Total Assets                 $2,601,471      $4,463,543          $2,659,185

Working Capital                 636,096       2,687,338           1,322,420
Long-term
 liabilities                    422,521         394,625             380,900
Total
 liabilities                  1,318,560       1,106,581             886,274
Accumulated
 deficit                     (4,609,831)     (7,335,575)         (8,899,242)
Cumulative
 translation
 adjustment                    (161,817)       (130,436)           (150,820)

Stockholders'
 Equity                       1,282,911         3,356,962           1,772,911


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company commenced operations in late December 1991. During 1992, the Company's primary focus was completing the design and testing of the IFT System. In 1993, the first production equipment was made available and a customer testing program was commenced. Simultaneously, the Company stepped-up its marketing and promotional activities.

        In 1993, the Company changed its year end to June 30. During Fiscal 1994 the Company increased its staffing levels and acquired the Vapormid business from EcoLab, BVBA, a distributor of the Company's earlier "bubble technology".

        On July 18, 1994 the Company's Initial Public Offering was completed generating net proceeds of $4,768,414. In conjunction with the public offering, the Company increased its operational and marketing activities in an effort to achieve cash flow break even by fiscal year end. This objective was not accomplished in part because of long lead times experienced between initial sales presentations and invoicing, together with a lack of positive test data on three very large pulverized coal facilities. Therefore a sharp reduction in expenses, including staff cuts, was implemented in May which reduced annual costs by approximately $1,200,000 during fiscal 1996. During the year a leading international oil company completed testing the IFT System in its central
research facility with positive results and recommendations to its operating units to utilize the technology. As a consequence the Company is in active negotiations with three leading oil companies covering six locations with receipt of the first contract imminent. An average size refinery or petrochemical plant could utilize IFT technology and equipment valued at approximately $1,000,000. With this large market opportunity, fiscal '97 revenues are estimated to be sharply higher than in the past year providing positive cash flow and net income. The additional volume of business can be accommodated within the existing capacity of the Company allowing for increases in material purchases. The attainment of positive cash flow remains the Company's primary financial objective and the immediate focus of operations will be the European Community where the IFT technology has achieved market recognition.

Year ended June 30, 1996 and June 30, 1995

        Total revenues increased to approximately $594,000 during the year ended June 30, 1996. The increase relates to an increase in rental income to approximately $347,000 ($277,000 in 1995), an increase in system sales to approximately $123,000 ($81,000 in 1995) and an increase in service income to approximately $124,000 ($118,000 in 1995). The increase in rental income is due to trials being converted to normal rentals during the year. The increase in system sales is primarily attributable to UK activity in 1996 where larger companies may prefer to purchase the IFT system rather than rent. System sales occur on an irregular basis. The increase in service income reflects the increased sales and rentals in 1996.

        Gross profit decreased to approximately $57,000 during the year ended June 30, 1996 from $131,000 during the year ended June 30,

1995. The decrease related to field engineering, installation and other field costs of approximately $176,000 incurred during the final quarter of the year ended June 30, 1996 which had been classified as cost of revenues; in previous periods, these costs have been classified as sales and marketing expenses. The different classification relates to the maturing of the Company's system from a development state requiring extensive engineering support to complete the sales process to a mature product. In January, the Company discontinued free or conditional testing and by the fourth quarter all previously free tests had been completed.

        General and administrative expenses decreased to approximately $1,230,000 during the year ended June 30, 1996 from approximately $1,855,000 during the year ended June 30, 1995, a decrease of $625,000 due to internal staff and other cost reductions implemented in May 1995. A total one-time cost of $198,000 was incurred in May 1995, related to the personnel reductions.

        Sales and marketing expenses decreased to approximately $362,000 during the year ended June 30, 1996 from approximately $853,000 during the year ended June 30, 1995. The decrease of $491,000 is due to cost reductions implemented in May 1995, and continuing through 1996, as well as approximately $176,000 of engineering and other technical costs incurred in the fourth quarter of the year ended June 30, 1996 which were included in cost of revenues.These technical costs were included in sales and marketing expenses during the year ended June 30, 1995 and the first three quarters of the year ended June 30, 1996. This change is a result of the change in responsibilities of certain employee's caused by the maturing of the Company's system from a developmental state to a mature product.

        Other income decreased to approximately $49,000 during the year ended June 30, 1996 from approximately $118,000 during the year ended June 30, 1995, a decrease of $69,000 primarily due to the use of funds in operations of the Company.


Year ended June 30, 1995 and June 30, 1994

          Total revenues decreased to approximately $476,000 during the year ended June 30, 1995 from approximately $1,190,000 during the year ended June 30, 1994. The decrease related to a decrease in System sales to approximately $81,000 ($852,000 in 1994), net of an increase in rental income to approximately $277,000 ($220,000 in 1994). The decrease in System sales is primarily attributable to activity in 1994 in former "eastern bloc" countries where sales are preferable over rentals. System sales, particularly in these former "eastern bloc" countries, occur on an irregular basis. The increase in rental income relates to the increase in the number of Systems leased at June 30, 1995 versus June 30, 1994.

        Gross profit decreased to approximately $131,000 during the year ended June 30, 1995 from $745,000 during the year ended June 30, 1994. This decrease related primarily to the decrease in System sales; the irregular occurrence of System sales will cause significant fluctuations in gross profit until the rental revenue base is significantly higher.

        General and administrative expenses increased to approximately $1,855,000 during the year ended June 30, 1995, from approximately $1,610,000 during the year ended June 30, 1994, an increase of $245,000 due to the Company's expanded European and United States operations. A total cost of $198,000 was incurred in the fourth quarter as a result of an internal staff reduction in May 1995, which reduced total personnel from 28 to 18 and eliminated other costs such as advertising and promotion. These savings are projected to reduce expenses by approximately $1,000,000 in 1996.

        Sales and marketing expenses decreased to approximately $853,000 during the year ended June 30, 1995, from approximately $936,000 during the year ended June 30, 1994. The decrease of $83,000 is principally due to reduced commission expense related to lower system sales, partially offset by increased marketing costs in the United States.

        Other income increased to approximately $118,000 during the year ended June 30, 1995 due to additional interest earned on the proceeds of the July 28, 1994 public offering.

Liquidity and Capital Resources

        Since inception, the Company's funding requirements have been met through the initial public offering of equity securities totaling approximately $4.8 million, the private placement of equity securities totaling approximately $6 million, revenue generated from equipment sales of approximately $1,056,000, service and rental income of approximately $1,244,000 and interest earnings totaling approximately $386,000. Cash on hand at June 30, 1996 was approximately $1,173,000. All short term U.S. Treasury investments have been liquidated by June 30, 1996.

        Net cash used by operations was approximately $1.3 million, $2.7 million and $1.7 million for the years ended June 30, 1996, 1995 and 1994. The principal use of cash was to fund operating losses incurred by the Company in developing the IFT System and sales, marketing and promotional activities. Working capital was approximately $1.3 million, $2.7 million and $636,000 at June 30, 1996, 1995, and 1994, respectively. Fluctuations in working capital have been primarily due to increases in accounts receivable and inventory offset by increases in accounts payable and other accruals as well as $4,768,000 of new equity capital raised in July
1994.

        The Company liquidated its U.S. Treasury investments during the year ended June 30, 1996. The Company's primary investing activity in the year ended June 30, 1995 involved the acquisition and sale of U.S. Treasury obligations. During the year ended June 30, 1994, the Company's primary investing activities included an acquisition of an operating business and capital expenditures for equipment for the Company. The Vapormid business was acquired in August of 1993 for approximately $150,000. As part of the acquisition, the Company acquired an established customer base, the continued use of the Vapormid product and various ongoing customer contracts relating to equipment rentals and maintenance agreements. There were no capital expenditures during the year ended June 30, 1996; capital expenditures amounted to approximately $100,000 and $151,000 during fiscal years '95 and '94, respectively. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment. The Company has no plans for a significant investment in capital equipment in the next year.

        Under an Assignment and Royalty Agreement with the inventor of the technology utilized by the Company's System ("Royalty Agreement"), the Company is required to make payments of $6,000 per month to the inventor over the remaining life of patents relating to the technology. In conjunction with the Royalty Agreement, the Company pays an executive officer/director of the Company a royalty override of $5,000 per month.

        On July 28, 1994 the Company registered with the Securities and Exchange Commission and issued 1,200,000 units, each unit consisting of one share of common stock, par value $.01 per share, one Series A, and one Series B Redeemable Common Stock purchase warrant. As a result, the Company raised $4,768,414 net of discounts, commissions and offering costs of $1,231,586.

        The Company believes that the remaining proceeds from the Offering of $1,173,000, together with anticipated funds from operations, will satisfy the Company's working capital requirements and capital expenditures through fiscal 1997. The Company intends to focus its operations on continued expansion within the European Community.

        Currency Fluctuation

        The Company's revenues are invoiced primarily in Pounds Sterling and also currencies of other European countries (Belgium,

Austria and Germany). Changes in exchange rates of these currencies relative to the U.S. dollar could affect the Company's operations and cash flow. During the fiscal years ended June 30, '96 and '95, currency fluctuations were not significant and were not an influence on Company revenues and expenses. Currently, the Company does not enter into derivative contracts to hedge currency risks.

        During the year ended June 30, 1996, the average rate of exchange used to translate revenues and expenses denominated in Pounds Sterling has decreased from approximately $1.58 U.S. dollars to 1 Pound to approximately $1.55 U.S. dollars to 1 Pound.

Inflation

        The Company does not believe that inflation has had a significant impact on the results of its operations since inception.

        Forward-looking statements made in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation risks in technology development, risks in product development and market acceptance of and demand for the Company's products, risks associated with competition and competitive pricing pressures, risks associated with foreign sales and other risks detailed in the Company's filings with the Securities and Exchange Commission.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements and the financial statement schedules set forth in Item 14 of this annual report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART IV
                                                                      Item 14.
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                                       ON FORM 8-K


                                                            Page
A.  (1)                       Financial Statements

Report of Independent Auditors                               F-1

Consolidated Balance Sheet - June 30, 1996 and 1995          F-2

Consolidated Statement of Operations - Years Ended           F-3
June 30, 1996, 1995 and 1994

Consolidated Statement of Stockholders' Equity -             F-4
Years Ended June 30, 1996, 1995 and 1994

Consolidated Statement of Cash Flows - Years Ended           F-6
June 30, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                   F-7


        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)     Exhibits

        3.1                                       Certificate of Incorporation

        3.2                                       By-Laws

        4.1                               Specimen Certificate of Common Stock

        4.2                               Specimen Certificate of A Warrant

        4.3                               Specimen Certificate of B Warrant

        10.1                              Stock Option Plan

B.   Reports on Form 8-K

                                                  Not Applicable

                                              Report of Independent Auditors



To the Board of Directors and Stockholders
Ionic Fuel Technology, Inc.


We have audited the accompanying consolidated balance sheet of Ionic Fuel Technology, Inc. at June
30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the
responsibility of the Company's management. Our responsibility is to express an opinion on these
financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the
overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material
respects, the consolidated financial position of Ionic Fuel Technology, Inc. at June 30, 1996 and 1995,
and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.




                                 /s/ ERNST & YOUNG LLP

September 6, 1996

                                                Ionic Fuel Technology, Inc.
                                                Consolidated Balance Sheet

                                                      June 30

                                                   1996                1995
Assets
Current assets:
   Cash and cash equivalents (Note 1)        $1,173,088           $ 1,281,258
   Short-term investments (Note 1)             -                    1,286,051
Trade accounts receivable (net of
allowances of $43,791
     and $45,004)                                80,332               197,902
   VAT and other receivables                     25,642               17,554
   Inventory (Note 2)                           464,093              466,941
   Prepaid expenses                              84,639               149,588
Total current assets                          1,827,794             3,399,294

Equipment and vehicles, net (Notes 1 and 3)     192,608              312,683

Patents, net (Notes 1 and 4)                    638,783              679,811
Rental maintenance contracts, net of
accumulated amortization of
   $113,233 (Note 1)                             -                    24,584
Total  assets                               $2,659,185           $ 4,463,543

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                      $      87,739        $    120,127
   Accrued expenses                            316,493              373,203
   Provisions for warranties and returns        63,833               145,650
   Accrued royalty - due to officer (Note 4)    20,800               1,600
   Accrued salary, benefits and payroll taxes   16,509               56,262
   Current portion of capital lease
obligations (Note 5)                             -                    15,114
Total current liabilities                       505,374              711,956


Other long-term liabilities (Note 4)            380,900              394,625

Stockholders' equity:
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued
and outstanding 5,400,000
     shares (Note 7)                            54,000               54,000
   Capital in excess of par value           10,768,973           10,768,973
   Accumulated deficit                      (8,899,242)          (7,335,575)
   Cumulative translation
adjustment (Note 1)                           (150,820)            (130,436)
Total stockholders' equity                   1,772,911            3,356,962
Total liabilities and stockholders' equity    $ 2,659,185          $ 4,463,543

  See accompanying notes.
                                                            F-2

                                                Ionic Fuel Technology, Inc.
                                           Consolidated Statement of Operations

                                                  Year ended June 30

                                1996                 1995                1994

Revenues (Note 1):
   Equipment sales      $    122,671         $      80,788       $     851,785
   Service income            124,084              118,035             118,404
   Rental income             347,204              277,338             220,102
Total revenue                593,959              476,161             1,190,291


Cost of revenues             537,110              344,868             445,355
                              56,849               131,293             744,936

Operating expenses:
   General and
administrative             1,229,969            1,854,880           1,609,930
   Sales and marketing       361,644              853,093             935,778
   Restructuring charges
 (Note 9)                    -                    198,006             -
   Royalty charges            60,000               60,000              60,000
   Research and development   17,532               9,019               26,204
                           1,669,145            2,974,998           2,631,912
                        -------------------- ----------------   --------------
Loss from operations      (1,612,296)          (2,843,705)         (1,886,976)

Other income (expense):
   Interest income           106,905              161,787             18,591
   Miscellaneous income        -                   16,145              11,155
   Interest expense         (58,276)             (59,971)            (71,757)
                             48,629               117,961             (42,011)
                         -------------------- ----------------    -------------


Net (loss)             $(1,563,667)         $(2,725,744)         $ (1,928,987)



Net (loss) per
 share (Note 1)    $        (0.29)      $         (0.51)     $          (0.46)
                 ==================== ==================== ===================


Weighted average
number of common shares
   (Note 1)             5,410,500            5,318,445           4,210,668

See accompanying notes.

                                                Ionic Fuel Technology, Inc.
                               Consolidated Statement of Stockholders' Equity






                                   Common Stock              Capital in
                                    -------------------------------
                                             Par           Excess of
                             Shares          Value          Par Value

Balance at June 30, 1993     4,200,000        $42,000        $ 6,012,559
 Net loss
Translation adjustment
Balance at June 30, 1994     4,200,000        42,000         6,012,559
Issuance of common stock     1,200,000        12,000         4,756,414
     Net loss
     Translation adjustment
                           ---------------- -------------- -----------------
Balance at June 30, 1995     5,400,000        54,000         10,768,973
     Net loss
     Translation adjustment
                          ---------------- -------------- -----------------
Balance at June 30, 1996     5,400,000        $54,000        $10,768,973
                           ================ ============== =================



See accompanying notes.

                                                Ionic Fuel Technology, Inc.
             Consolidated Statement of Stockholders' Equity (continued)





                                               Cumulative
                                Accumulated        Translation
                                Deficit           Adjustment          Total

Balance at June 30, 1993     $(2,680,844)         $(166,806)       $ 3,206,909
     Net loss                 (1,928,987)                           (1,928,987)
     Translation adjustment                           4,989            4,989
Balance at June 30, 1994      (4,609,831)          (161,817)        1,282,911
Issuance of common stock                                            4,768,414
     Net loss                 (2,725,744)                           (2,725,744)
     Translation adjustment                          31,381           31,381
                            -------------- ---------------- ------------------
Balance at June 30, 1995      (7,335,575)          (130,436)        3,356,962
     Net loss                 (1,563,667)                           (1,563,667)
     Translation adjustment                         (20,384)         (20,384)
                             -------------- ---------------- ------------------
Balance at June 30, 1996     $(8,899,242)         $(150,820)       $ 1,772,911
                          ================ ================ ==================



See accompanying notes.

                                           Consolidated Statement of Cash Flows

                                                       Year ended June 30
                                 1996                 1995                1994
                              -------- -------------------- -------------------

Operating activities
Net (loss)                  $(1,563,667)         $(2,725,744)     $(1,928,987)
Adjustments to reconcile
net loss to net cash
provided by (used in)
operating activities:
     Depreciation               111,316              67,763           116,834
     Amortization                85,653               79,414          144,314
     Provision for bad debts       -                    -              43,565
     Changes in operating
 assets and liabilities:
       Accounts receivable     112,352              (77,870)          (143,863)
       Other receivables         2,311                5,039             44,347
       Inventory                (9,058)             (89,498)          (172,103)
       Prepaid expenses         61,750              (62,966)           (24,112)
       Deferred charges          -                  327,614           (327,614)
       Other assets            33,374               (6,267)             (2,384)
       Accounts payable
       and accrued expenses  (174,440)            (165,866)            543,783
Net cash used in operating
 activities                (1,340,409)          (2,648,381)          (1,706,220)

Investing activities
Acquisition of investments    -                   (6,063,303)          (27,005)
Acquisition of patents and
license                     (18,703)             (38,219)             (151,424)
Acquisition of equipment       -                   (100,283)          (143,373)
Accretion of interest        (13,949)             (122,161)            -
Proceeds from maturity of
investments                 1,300,000            4,899,413             -
Net cash provided
 by (used in) investing
 activities                 1,267,348            (1,424,553)          (321,802)

Financing activities
Principal payments on
capital leases               (14,707)             (30,911)             (15,766)
Principal payments
 under licensing agreement   (13,725)             (11,824)             (9,220)
Net proceeds from issuance
of stock                       -                4,768,414                -
Net cash (used in) provided
by financing activities      (28,432)             4,725,679            (24,986)
                 -------------------- -------------------- -------------------

Effects of exchange rate
 differences on cash         (6,677)              9,810                (5,927)
                 -------------------- -------------------- -------------------

 (Decrease) increase
 in cash                    (108,170)            662,555            (2,058,935)
Cash, beginning of year    1,281,258            618,703              2,677,638
Cash, end of year       $  1,173,088         $ 1,281,258          $    618,703


Interest paid        $       58,276       $      59,971        $      66,505


See accompanying notes.

                Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

Ionic Fuel Technology, Inc. ( "Company"), a Delaware corporation formed on December 10, 1991, manufactures ion generating equipment for sale or lease to entities in various industries, in the United
Kingdom and Europe, to reduce airborne emissions and fuel consumption.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ionic Fuel Technology USA, Inc. ("IFT, USA"), a company incorporated in the U.S. and
Ionic Fuel Technology, Ltd. ("IFT, Ltd."), a company incorporated in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

At June 30, 1996 and 1995, the Company maintained cash balances of approximately $980,000 and
$1,167,000, respectively, at a bank in excess of the insurance limits ($100,000) of the Federal Deposit
Insurance Corporation.

The Company performs periodic evaluations of its customers financial condition and generally does not
require collateral.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Short-term Investments

Effective July 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115,
"Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in debt and equity securities that have readily determinable fair
values.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The amortized
cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income from investments.
Interest and dividends are included in interest income from investments.
 Realized gains and losses on
dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. The realized gains and losses flow through the
 Company's statement of income.



At June 30, 1996, the Investment Securities portfolio had been liquidated.

                                  Notes to Consolidated Financial Statements
(continued)

1. Summary of Significant Accounting Policies (continued)

Inventory
Inventory is valued at the lower of cost, determined by the first-in, first-ou method, or net realizable
value.

Equipment and Vehicles
Equipment and vehicles are stated at cost less accumulated depreciation and amortization provided on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years.
Equipment under lease to third parties is depreciated over the life of the lease, generally five years.

Impairment of Long-Lived Assets
In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed of". The Company will adopt SFAS No. 121 in the year ended
June 30, 1997, and is not
expected to have a material impact.

Intangible Assets
Patents are carried at cost, less accumulated amortization provided on the straight-line basis over the
estimated useful lives of the assets which range from five to fifteen years.
 Amortization expense of these
intangible assets amounted to $61,732, $59,410 and $56,892 for the years ended June 30, 1996, 1995 and 1994, respectively. Accumulated amortization amounted to $259,611 and
 $197,879 at June 30, 1996
and 1995, respectively.

The value of rental and maintenance contracts acquired has been amortized over the lives of the contracts, which range from one to four years. The original lives of all contracts purchased expired in
1996. This amortization expense amounted to $23,921, $20,004 and $87,422 for the years ended June
30, 1996, 1995 and 1994, respectively.

Income Taxes
The Company accounts for income taxes under the liability method in accordance with Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes"
 (SFAS 109). Under this
method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial
statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect upon deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value

Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value.

                                  Notes to Consolidated Financial Statements
(continued)



1. Summary of Significant Accounting Policies (continued)

Stock Compensation
The Company accounts for stock option grants in accordance with Accounting Principles Board (APB)
Opinion No. 25, "Accounting for Stock Issued to Employees". Under the Company's current plan, options may be granted at no less than the fair market value on the date of grant and therefore, no compensation expense is recognized for the stock options granted. In the year ended June 30, 1997, the
Company intends to adopt the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Per Share Data
Net loss per share of common stock is computed using the treasury stock method based on the weighted
average number of shares of common stock and dilutive common equivalent shares outstanding during the period.

Foreign Currencies
Adjustments resulting from the translation of the financial statements of the
 Company's foreign
subsidiary are excluded from the determination of income (loss) and are accumulated in a separate component of stockholders' equity.

Revenue Recognition
Rental income under operating leases is recognized on a straight-line basis over the lease term. The
equipment leased is owned by the Company and, accordingly, the Company bears all repairs and maintenance costs incurred. The lease term is generally five years with an option for renewal. Equipment
sales are recognized upon shipment of the equipment and are recorded net of an allowance for returns.

Warranty Costs
Estimated warranty costs are provided for when the product is sold.

Field Engineering Costs
Cost of revenues reflects approximately $176,000 of field engineering, installation, and other field costs incurred in the fourth quarter of the year ended June 30, 1996. Similar costs incurred in prior periods are included in sales and marketing expenses because extensive engineering support was required to complete the sales process. This change is a result of the change in responsibilities of certain employee's caused by the maturing of the Company's system from a developmental state to a mature product.

Reclassification
Certain amounts from the year ended June 30, 1995 have been reclassified to conform to the presentation
at and for the year ended June 30, 1996.

Use of Estimates
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and as such, include amounts based on judgments and estimates made by management, which may differ from actual results.

2. Inventory
Inventory is comprised of the following:

                                                    June 30

                                             1996              1995


Material and supplies                 $152,721           $123,977
Finished goods                        311,372            342,964
                                      $464,093           $466,941
                                      ================== =================

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

3. Equipment and Vehicles
Equipment and vehicles are comprised of the following:

                                                   June 30

                                            1996               1995

Equipment                            $ 404,994           $ 403,068
Vehicles                             22,754              23,717
                                     427,748             426,785
Accumulated depreciation             (321,242)           (237,269)
                                     106,506             189,516
                                     ------------------- -----------------

Equipment under lease                126,072             148,510
Accumulated depreciation             (39,970)            (25,343)
                                     86,102              123,167
                                     ------------------- -----------------
                                     $ 192,608           $ 312,683
                                     =================== =================

Amortization expense included in depreciation expense, relating to the leased equipment, amounted to
$20,898, $18,208 and $28,622 for the years ended June 30, 1996, 1995 and 1994, respectively.

                                  Notes to Consolidated Financial Statements
(continued)

4. Royalty Agreement
Under an agreement effective as of December, 1991 the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the
patents (initially 15 years). The Company has valued these patent rights ($428,698) based upon the present value of the future minimum royalty payments. The remaining balance of this obligation, less amounts currently due, is included in other long-term obligations. If certain annual profitability levels
are achieved, an additional royalty of $24,000 per annum will be payable. In conjunction with this agreement, the Company granted the inventor a security interest in the patents and inventions during the royalty period.
A founder/officer of the Company receives an override royalty of $5,000 per month. This expense
amounted to $60,000, for the years ended June 30, 1996, 1995 and 1994. During 1995, $1,600 per month of this override royalty was deferred resulting in an accrued royalty expense of $20,800 and $1,600 at
June 30, 1996 and 1995, respectively.

5. Leases
The Company was the lessee of vehicles under capital leases which expired in 1996. The Company leases its facility under a noncancelable operating lease expiring in 1997. The future minimum lease payments under the operating lease as of June 30, 1996 are as follows:

                                                                  Operating
                                                                    lease
Year ending June 30:
   1997                                                         $150,064
   1998                                                         91,302
   1999                                                         8,547
   2000                                                         2,848
                                                                --------------
Total minimum lease payments                                    $252,761
                                                                ==============
The cost of assets under capital leases amounted to $42,964 at June 30, 1995.
 Accumulated amortization
relating to the leased equipment, amounted to $33,011 at June 30, 1995.
There was no cost of assets
under capital leases at June 30, 1996.
Rent expense amounted to $135,720, $102,439 and $117,366 for the years ended
 June 30, 1996, 1995
and 1994, respectively.
The future minimum lease payments receivable under noncancelable operating leases as of June 30, 1996 are as follows:

                                                                  Operating
                                                                    leases
Year ending June 30:
   1997                                                         $141,241
   1998                                                         113,911
   1999                                                         57,832
   2000                                                         6,435
                                                                --------------
Total minimum lease payments receivable                         $319,419
                                                                ==============

                                                           F-11
                                  Notes to Consolidated Financial Statements
(continued)

6. Income Taxes

At June 30, 1996, the Company has available operating loss carryforwards for
 United States Federal
income tax purposes of $1,759,354 which are available to offset future taxable income, if any, through the indicated years: $6,082 in 2006, $54,766 in 2007, $95,812 in 2008, $600,574
in 2009, $615,511 in
2010 and $386,609 in 2011. The amount and timing upon which the Company may realize future tax benefits from its net operating loss is affected by prior changes in ownership of the Company. The
Company's subsidiary has an unused operating loss carryforward, with no expiration date, for United
Kingdom income tax purposes of $6,545,318 at June 30, 1996. The statutory tax rates during the years ended June 30, 1996, 1995 and 1994 are 34% and 25% in the U.S. and U.K.,
 respectively.

Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                         June 30

                                                  1996                1995


Deferred tax liabilities:
Total deferred tax liabilities                 $                    $
                                                -                    -
Deferred tax assets:
   Benefit of net operating loss
carryforwards - U.S.                           598,180              483,477
   Benefit of net operating loss
carryforwards - U.K.                         1,636,330            1,334,346
   Other                                        58,899               98,114
Total deferred tax assets                    2,293,409            1,915,937
Valuation allowance for
deferred tax assets                         (2,293,409)          (1,915,937)
Net deferred tax assets                         -                       -
Total net  deferred tax
 assets (liabilities)                          $ -                 $    -

                                      ==================== ===================

7. Stockholders' Equity
Effective March 28, 1994, an amendment and restatement of the Company's
 Restated Certificate of
Incorporation was approved by the Board of Directors of the Company providing for an increase in the authorized common stock of the Company to 20,000,000 shares. The Board also approved a 1.6 for 1 stock split of the Company's then outstanding common stock. All share and per share data were retroactively adjusted in 1994 to reflect these actions.

In December 1991, the Company raised approximately $2,985,000, net of offering costs of $145,000,
through the issuance of 2,640,000 shares of common stock at a price of $.125 per share (including
2,128,000 shares of common stock to its founders in exchange for certain patent rights) and 896,000 shares at a price of $3.125 per share.

In March 1993, the Company raised approximately $3,070,000, net of offering costs of $250,000, through the issuance of 664,000 shares of common stock at $5.00 per share.

                                  Notes to Consolidated Financial Statements
(continued)

7. Stockholders' Equity (continued)
On July 28, 1994, the Company issued 1,200,000 units, each unit consisting of one share of common stock, par value $.01 per share, one Series A redeemable common stock purchase warrant and one Series
B redeemable common stock purchase warrant. Two Series A Warrants entitle the holder, to purchase one share of Common Stock for $6.50 until July 28, 1997. Two Series B Warrants entitle the holder,
to purchase one share of Common Stock for $7.50 until July 28, 1999. Each
 Series of Redeemable
Warrants is redeemable at a price of $.01 per two Redeemable Warrants at any time after July 1995, upon not less than 30 days prior written notice, if the last sale price of the
 Common Stock has been at
least $9.50 with respect to the Series A Warrants and $10.50 with respect to the Series B Warrants for
the 20 consecutive trading days ending on the third day prior to the notice of redemption. As a result of the offering, the Company raised $4,768,414, net of discounts, commissions and offering costs of
$1,231,586.


Stock Options
The Company's 1992 Stock Option Plan, as amended, (the "Plan"), provides for the granting of qualified or nonqualified options to acquire up to 450,000 common shares by certain key employees of the
Company or its subsidiary. Under the Plan, the options granted may not be at a price of less than 100% of the fair market value of the common stock at the date of grant as determined by the Company's Board
of Directors. Options are exercisable one year after the date of grant at a rate of 20% per annum, on a cumulative basis. Options may be granted through November 30, 2002, althoug the Plan may be
terminated at any time.

                                                             Option
                                              Number           price
                                              of shares        per share

Options outstanding at June 30, 1993           87,200           $2.81
   Granted                                    194,000          $2.81-$5.00
   Exercised                                    -
   Canceled                                   (83,200)         $2.81-$5.00
Options outstanding at June 30, 1994          198,000
   Granted                                     28,000           $2.13
   Exercised                                      -
   Canceled                                  (136,000)        $2.81-$4.69
                                           ----------------
Options outstanding at June 30, 1995           90,000           $2.13-$5.00
   Granted                                     36,000                 $.28
   Exercised                                    -
   Canceled                                     -

Options outstanding at June 30, 1996          128,000          $  .28-$5.00

At June 30, 1996, options for 332,000 shares were available for future grants and 47,200 options were exercisable.

8. Results of Foreign Operations

Total assets and liabilities and results of operations for IFT, Ltd. were as follows:


                                                         June 30


                                           1996                      1995


Total assets                         $ 1,001,869               $ 1,315,409
                               ========================  =====================
Total liabilities                   $    543,080              $    692,803
                               ========================  =====================
Revenues                            $    593,959              $    477,783
                               ========================  =====================
Loss from operations                 $(1,197,933)              $(2,060,986)
                               ========================  =====================

9. Restructuring Charges

During 1995, IFT Ltd. undertook a fundamental restructuring, leading to the termination of over half of
its workforce. Other costs relating to this restructuring included inventory writedowns and early termination payments on certain motor vehicle leases.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 25, 1996


        IONIC FUEL TECHNOLOGY, INC.



        By: /s/ Douglas F. Johnston
            Douglas F. Johnston

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


NAME                                         TITLES                  DATE


/S/ DOUGLAS F. JOHNSTON
DOUGLAS F. JOHNSTON       CHAIRMAN & CHIEF FINANCIAL         SEPTEMBER 25, 1996
                           ACCOUNTING OFFICER


/S/ ANTHONGY J.S. GARNER
ANTHONY J.S. GARNER       EXECUTIVE VICE PRESIDENT-          SEPTEMBER 25, 1996
                          OPERATIONS AND DIRECTOR

/S/ PAUL C. O'NEILL
PAUL C. O'NEILL          TREASURER AND DIRECTOR             SEPTEMBER 25, 1996