Form 10-K/A
period 1996-06-30
IONIC FUEL TECHNOLOGY INC
filed 1996-11-05
CIK 925006

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

Dated:  November 5, 1996

        IONIC FUEL TECHNOLOGY, INC.



        By: /s/ Douglas F. Johnston
            Douglas F. Johnston

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


NAME                                         TITLES                  DATE


/S/ DOUGLAS F. JOHNSTON
DOUGLAS F. JOHNSTON       CHAIRMAN & CHIEF FINANCIAL         November 5, 1996
                           ACCOUNTING OFFICER


/S/ ANTHONGY J.S. GARNER
ANTHONY J.S. GARNER       EXECUTIVE VICE PRESIDENT-          November 5, 1996
                          OPERATIONS AND DIRECTOR

/S/ PAUL C. O'NEILL
PAUL C. O'NEILL          TREASURER AND DIRECTOR              November 5, 1996