Form 10-Q
period 1996-09-30
IONIC FUEL TECHNOLOGY INC
filed 1996-11-15
CIK 925006

United States
                                           Securities and Exchange Commission
                                                 Washington, D.C. 20549

                                                       FORM 10-Q

                                                       (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
               Exchange Act of 1934 for the period ended
               September 30, 1996

                                              or

               Transition Report Pursuant to Section 13 or
               15(d) of the Securities
                Exchange Act of 1934
               For the Transition Period From                          to

           Commission file number 1-13234

                                              Ionic Fuel Technology, Inc.
                     (Exact name of registrant as specified in its charter)

                      Delaware                              06-1333140
             (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)                Identification No.)

               300 Delaware Avenue, Suite 1704
                    Wilmington, Delaware                      19801-1622
           (Address of principal executive offices             (Zip Code)

                                            (302)427-5957
                          (Registrant's telephone number, Including area code)

                                                     Not applicable
(Former name, former address and former year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days.

               Yes X       No

      Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes No
                      Applicable Only to Corporate Issuers

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value - 5,400,000 shares as of September 30, 1996

IONIC FUEL TECHNOLOGY, INC.



INDEX



PART I. FINANCIAL INFORMATION



Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets - September 30, 1996 and June 30, 1996

        Consolidated statements of operations - Three months ended September 30, 1996 and 1995



Consolidated statements of cash flows - Three months ended
September 30, 1996 and 1995



Notes to consolidated financial statements - September 30, 1996



Item 2. Management' s Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION



Item 1. Legal Proceedings

Item 2. Changes in Securities-
Item     3.       Defaults upon Senior Securities
Item     4.       Submission of Matters to a Vote of Security Holders
Item     5.       Other Information
Item     6.       Exhibits and Reports on Form 8-K



Signatures

PART I.  FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS

                                                                   September 30,                     June 30,
                                                                       1996                            1996
                                                                  (Unaudited)                        (Audited)

Assets

Current assets:
  Cash and cash equivalents (Note 2)                       $     889,176                    $1,173,088
  Trade accounts receivable, net of allowance
  for doubtful accounts of $44,808 at
  September 30,                                                      89,047                       80,332
  1996 and $43,791 at June 30, 1996                                  16,101                       25,642
  VAT and other receivables                                        457,426                      464,093
  Inventory (Note 3)                                                 72,233                       84,639
  Prepaid expenses                                               1,523,983                  1,827,794
  Total current assets

  Equipment and vehicles, net of accumulated
   depreciation of $383,671 at September 30,                         184,855                    192,608
  1996 and $361,212 at June 30, 1996

  Patents, net                                                       624,614                     638,783
  Total assets                                                  $2,333,452                  $2,659,185


  Liabilities and stockholders' equity
  Current liabilities:                                     $        75,239                  $     87,739
  Accounts payable                                                 268,678                      316,493
  Accrued expenses                                                  65,305                        63,833
  Provisions for warranties and returns                             25,600                        20,800
  Accrued royalty, due to officer                                   16,322                        16,509
Accrued salary, benefits and payroll taxes                         451,144                      505,374
Total current liabilities

Other long-term liabilities
                                                                377,138                          380,900
Stockholders' equity:
Common stock, $.01 par value:
    20,000,000 shares authorized; issued and
    outstanding 5,400,000 shares                                 54,000                            54,000
  Capital in excess of par value                              10,768,973                     10,768,973
  Accumulated deficit                                         (9,170,159)                   (8,899,242)
  Cumulative translation adjustment                              (147,644)                       150,820
Total stockholders' equity                                     1,505,170                      1,772,911
Total liabilities and stockholders' equity                 $ 2,333,452                      $2,659,185



See accompanying notes
Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)



                                                                Three Months Ended
                                                                 September 30,
                                                         1996                     1995

Revenues:
   Rental income                                     $78,682                    $ 93,728
   Service income                                      28,795                     26,860
   Total revenues                                    107,477                    120,588

Cost of revenues                                     181,416                      84,922
                                                    (73,939)                     35,666
Operating expenses:
   General and administrative                        160,788                     390,225
   Sales and marketing                                31,827                      91,134
   Research and development                              657                     1,486
                                                      193,272                    482,845
Operating (loss)                                     (267,211)                  (447,179)

Other income (expense):
  Interest income                                    10,531                     38,418
  Interest expense                                   (14,237)                   (15,072)
                                                     ( 3,706)                   (23,346)

  Net (loss)                                         $(270,917)                 $(423,833)

  Net (loss) per share                               $(.05)                      $(0.08)

  Weighted average number of
   common shares                                     5,410,500                  5,410,668

  See accompanying notes


                                               IONIC FUEL TECHNOLOGY, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                      Three Months Ended
                                                                           September 30,
                                                               1996                       1995

  Operating activities
  Net (loss)                                                  $(270,917)                         $(423,833)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation                                                  20,252                            34,603
    Amortization                                                  15,734                            20,018
    Accretion of interest                                           -                              (13,949)

    Changes in operating assets and liabilities:
    Accounts receivable                                           (7,973)                           (3,702)
      Other receivables                                            8,906                             7,730
      Inventory                                                    9,384                            (5,945)
      Prepaid expenses                                            12,866                           (26,772)
      Other assets                                                   -                               1,554
      Accounts payable and accrued expenses                       (56,746)                           4,136
Net cash used in operating activities                            (268,494)                        (406,160)

Investing activities
Acquisition of equipment                                           (11,387)                        (23,375)
Acquisition of patents                                              (1,066)                           -
Proceeds from maturity of investments                                  -                         1,300,000
Net cash provided by (used in) investing
 activities                                                        (12,453)                      1,276,625

Financing activities
Principal payments under licensing agreement                        (3,763)                         (3,242)
Principal payments on capital leases                                   -                            (7,715)
Cash used in financing activities                                   (3,763)                         (10,957)

Effects of exchange rate differences on cash                           798                              458

Increase (decrease) in cash and cash equivalents                   (283,912)                         859,966
Cash and cash equivalents, beginning of period                    1,173,088                        1,281,258

Cash and cash equivalents, end of period                           $889,176                       $2,141,224

Interest paid                                                       $14,237                          $15,072

See accompanying notes


IONIC FUEL TECHNOLOGY, INC.
Notes to Consolidated Financial Statements
(Unaudited)
September 30, 1996


      1.          Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form IO-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

   2.          Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
3. Inventory

    Inventory is comprised of the following:

                                            September 30,              June 30,
                                            1996                       1996

    Material and supplies                  $150,086                   $152,721
    Finished goods                          307,340                    311,372

                                            $457,426                   $464,093

    Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

    Three Months Ended September 30, 1996 and September 30, 1995

Total revenues decreased to approximately $107,000 during the three month period ended September 30, 1996 from approximately $121,000 for the three month period ended September 30, 1995.

The decrease of approximately $14,000 in revenues relates to a decrease in prior year's rentals of approximately $26,000 and an increase of approximately $12,000 in new or additional rentals in the current quarter. The decreases are from one site where toxic ambient air prevented normal operation of the IFT system, one site shut down for boiler replacement, one site shifting from rental to purchase, two sites where purchase was completed later in fiscal 1996, and several small installations which were not profitable to maintain. The increased revenues were spread across thirteen customers.

Gross profit decreased to a loss of approximately $(74,000) during the three months ended September 30, 1996 (profit of $36,000 in 1995) due to the revised classification of field engineering, installation and other field costs as cost of sales effective April 1, 1996. Similar costs incurred in prior periods are included in general and administrative expenses because extensive engineering support was required to complete the sales process. This change is a result of the change in responsibilities of certain employees caused by the maturing of the Company's system.

General and administrative expenses decreased to approximately $161,000 during the three months ended September 30, 1996 from approximately $390,000 during the three months ended September 30, 1995. This decrease is primarily due to staff and other cost reductions implemented in 1995 and 1996 and the revised classifications described in the prior paragraph.

Sales and marketing expenses decreased to approximately $32,000 during the three months ended September 30, 1996, from approximately $91,000 during the three months ended September 30, 1995, a decrease of $59,000 principally due to reduced sales commissions.

Other income (net) decreased to approximately $(3,700) of net expense during the three months ended September 30, 1996 from approximately $23,000 of net income during the same period in 1995, due to a decrease in interest Income.

    Liquidity and Sources of Capital

Net cash used by operations was approximately $268,000 for the three months ended September 30, 1996 and approximately $406,000 for the three months ended September 30, 1995. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $1.1 million at September 30, 1996 and approximately $1.3 million at June 30, 1996. Working capital has been utilized to fund operations.

                                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    Currency Fluctuation

Currency fluctuations were insignificant to the Company's operations for the three months ended September 30, 1996 and 1995. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

    Inflation

    Inflation has not had a significant impact on the results of the Company's operations for the three months ended September 30, 1996 and 1995.

    PART II.      OTHER   INFORMATION



    Item 1. Legal Proceedings (Not applicable)
    Item 2. Changes in Securities (Not applicable)
    Item 3. Defaults upon Senior Securities (Not applicable)
    Item 4. Submission of Matters to a Vote of Security Holders (Not applicable)

    Item 5. Other information (Not applicable)
    Item 6. Exhibits and Reports on Form 8-K
    The following exhibits are included herein:

        (1)       Statement re: computation of earnings per share

        The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

IONIC FUEL TECHNOLOGY, INC.
COMPUTATION OF NET LOSS PER COMMON SHARE


                                    Three Months Ended,
                                          September 30,
                                    1996                      1995

Net Loss                            $(270,917)               $(423,833)

Average common shares
  outstanding                      5,400,000                  5,400,000

Incremental shares issuable
 pursuant to SAB Topic 4D            10,500                     10,668
Total shares                      5,410,500                  5,410,668

Net loss per common share           $(.05)                      $(.08)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has.-duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Ionic Fuel Technology, Inc.
(Registrant)


/s/  Douglas F. Johnston        Chairman & Chief Financial    November 15, 1996
(Name and Title)                            Officer


/s/ Anthony J.S. Garner        President - Director          November 15, 1996