Form 10-Q
period 1996-12-31
IONIC FUEL TECHNOLOGY INC
filed 1997-02-03
CIK 925006

United States
                      Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
   Exchange Act of 1934 for the period ended December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
    For the Transition Period From              to
                                   ------------


Commission file number  1-13234

                       Ionic Fuel Technology, Inc.
         (Exact name of registrant as specified in its charter)


            Delaware                                  06-1333140
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)


    300 Delaware Avenue, Suite 1704
          Wilmington, Delaware                         19801-1622
(Address of principal executive offices)              (Zip Code)

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

     Common Stock, $.01 Par Value - 5,400,000 shares as of December 31, 1996

                         IONIC FUEL TECHNOLOGY, INC.


                                    INDEX



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets - December 31, 1996 and June 30, 1996

        Consolidated statements of operations - Three months ended December 31, 1996 and 1995; six months ended December 31, 1996 and 1995

        Consolidated statements of cash flows - Six months ended December 31, 1996 and 1995

        Notes to consolidated financial statements - December 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures

PART I. FINANCIAL INFORMATION

                            IONIC FUEL TECHNOLOGY, INC.

                            CONSOLIDATED BALANCE SHEETS


                                                      December 31,     June 30,
                                                           1996          1996
                                                      -------------  --------
Assets                                                 (Unaudited)     (Audited)
Current assets:
 Cash and cash equivalents (Note 2)               $    662,874     $  1,173,088
 Trade accounts receivable, net of allowance
  for doubtful accounts of $43,791 at
  June 30, 1996                                        192,414          80,332
 VAT and other receivables                              10,903          25,642
 Inventory (Note 3)                                    501,769         464,093
 Prepaid expenses                                       61,267          84,639
                                                       -------          -------
Total current assets                                 1,429,227       1,827,794

Equipment and vehicles, net of accumulated
 depreciation of $428,723 at December 31, 1996
  and $361,212 at June 30, 1996                        171,367         192,608

Patents, net                                           609,380         638,783
                                                      --------        -------
Total assets                                      $  2,209,974       2,659,185
                                                    =========        =========

Liabilities and stockholders' equity Current liabilities:
 Accounts payable                                $     56,205    $     87,739
 Accrued expenses                                     304,012         316,493
 Provisions for warranties and returns                 38,116          63,833
 Accrued royalty, due to officer                       30,400          20,800
 Accrued salary, benefits and payroll taxes            19,904          16,509
                                                   -------             -------
Total current liabilities                             448,637         505,374

Other long-term liabilities                           373,232         380,900

Stockholders' equity:
  Common stock, $.01 par value:
   20,000,000 shares authorized; issued and
   outstanding 5,400,000 shares                      54,000              54,000
  Capital in excess of par value                 10,768,973          10,768,973
  Accumulated deficit                           ( 9,334,087)        ( 8,899,242)
  Cumulative translation adjustment             (   100,781)        (   150,820)
                                              ----------          ----------
Total stockholders' equity                        1,388,105           1,772,911
                                               ----------          ----------
Total liabilities and stockholders' equity     $  2,209,974        $  2,659,185
                                                 ==========          ==========

See accompanying notes

     Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                               Three Months Ended          Six Months Ended
                                  December 31,                December 31,
                               1996          1995          1996          1995
                           -----------  ------------  ------------   --------

Revenues:
  Rental income          $    81,085   $    79,564     $  159,767    $ 173,292
  Service income              38,013        52,090         66,808       78,950
  Equipment sales              151,751     121,817        151,751      121,817
                             ---------    --------      --------     --------
Total revenues               270,849       253,471        378,326     374,059

Cost of revenues             213,957       111,867        395,373     196,789
                           --------        --------      --------     --------
                              56,892       141,604       ( 17,047)    177,270

Operating expenses:
 General and administrative  162,561       395,280        323,349     785,505
 Sales and marketing          52,523       118,061         84,350     209,195
 Research and development        146         1,933            803       3,419
                               ----         ------            ----      ------
                             215,230       515,274.        408,502    998,119
                             ---------    --------        -------    ---------
Operating (loss)          (  158,338)   (  373,670)     (  425,549)  (820,849)

Other income (expense):
  Interest income              8,504        25,447          19,035     63,865
  Interest expense        (   14,094)   (   14,321)     (   28,331) (  29,393)
                        ---------          ---------      ---------   ---------
                         (    5,590)        11,126      (    9,296)    34,472
                          ---------         -------      ---------     ------

  Net (loss)           $(  163,928)    $(  362,544)   $(  434,845)  $( 786,377)
                          =========   =========      =========     =========

  Net (loss) per share  $(   0.03)   $(     0.07)   $(     0.08)  $(     0.15)
                            =========    =========      =========     =========
                                                                                                      Weighted average number of
  common shares            5,410,500    5,410,668       5,410,500     5,410,668
                         =========    =========        =========     =========


See accompanying notes



                            IONIC FUEL TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)


                                                          Six Months Ended
                                                            December 31,
                                                         1996          1995
                                                    ------------   --------

Operating activities
Net (loss)                                     $(  434,845)        $(  786,377)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                     41,351             59,631
   Amortization                                     31,465             42,862
   Accretion of interest                              -           (   13,949)
Changes in operating assets and liabilities:
     Accounts receivable                        (   98,508)       (  136,375)
     Other receivables                              16,103            14,260
     Inventory                                      37,698            19,086
     Prepaid expenses                               29,918        (   3,403)
     Other assets                                     -              27,429
     Accounts payable and accrued expenses      (   96,703)      (   17,831)
                                                ---------           ---------
Net cash used by operating activities           (  473,521)       (  794,667)

Investing activities
Acquisition of equipment                        (   32,200)       (   19,850)
Acquisition of patents                          (    1,066)       (    9,681)
Proceeds from maturity of investments                  -           1,300,000
                                                 ----------         ---------
Net cash provided (used) by investing activities  (33,266)         1,270,469

Financing activities
Principal payments under licensing agreement     (  7,669)        (   6,607)
Principal payments on capital leases                 -           (   11,647)
                                                ----------        ---------

Cash used by financing activities              (    7,669)         (   18,254)

Effects of exchange rate differences on cash        4,242          (    1,603)
                                               ---------           ---------

Increase (decrease) in cash and cash equivalents  (  510,214)         455,945
Cash and cash equivalents, beginning of period     -------           ---------

Cash and cash equivalents, end of period           $  662,874      $ 1,737,203
                                                 ========           =========

Interest paid                                    $  28,331           $  29,393
                                                   =======             =======

See accompanying notes










                                                       - 5 -
                                            IONIC FUEL TECHNOLOGY, INC.



Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1996


1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim  financial  information and with the instructions to Form 10-Q and
      Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.
       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

      2.  Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

      3.  Inventory

    Inventory is comprised of the following:

                               December 31,          June 30,
                                  1996                 1996
                              ------------         --------

    Material and supplies       $163,048            $152,721
    Finished goods               338,721             311,372
                                -------           -------

                               $501,769             $464,093
                              =======                =======

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended December 31, 1996 and December 31, 1995

     Total revenues increased to approximately $378,000 during the six month period ended December 31, 1996 from approximately $374,000 for the six month period ended December 31, 1995.

        The increase of approximately $30,000 in equipment sales revenues relates to new orders and also to existing rental customers converting to purchase with a corresponding reduction of approximately $14,000 in rental revenues. A decrease of approximately $12,000 in service income relates to reduced test fees. Certain customers prefer to purchase following the initial rental period generally ranging from 6 to 12 months and the company does not discount the purchase price when this conversion occurs.

        Gross profit decreased to a loss of approximately $(17,000) during the six month ended December 31, 1996 (profit of $177,000 in 1995) due to the revised classification of field engineering, installation and other field costs as cost of sales effective April 1, 1996. Similar costs incurred in prior periods are included in general and administrative expenses because extensive engineering support was required to complete the sales process. This change is a result of the change in responsibilities of certain employees caused by the maturing of the Company's system.

        General and administrative expenses decreased to approximately
 $323,000 during the six months ended December 31, 1996 from approximately $786,000 during the six months ended December 31, 1995. This decrease is primarily due to continued tight control of expenses commensurate with business requirements and the revised classification described in the prior paragraph.

        Sales and marketing expenses decreased to approximately $84,000 during the six months ended December 31, 1996, from approximately $209,000 during the six months ended December 31, 1995, a decrease of $125,000 principally due to reduced sales commissions.

        Other income (net) decreased to approximately $(9,000) of net expense during the six months ended December 31, 1996 from approximately $34,000 of net income during the same period in 1995, due to a decrease in interest income.

Three Months Ended December 31, 1996 and December 31, 1995

     Total revenues increased to approximately $271,000 during the three month period ended December 31, 1996 from approximately $253,000 for the three month period ended December 31, 1995.

        The increase of approximately $30,000 in equipment sales is due to new customers and some existing customers converting to purchase from rental. There was a small net increase in rental revenues of $2,000 after conversion of prior rentals to sales.

        Gross profit decreased to approximately $57,000 during the three months ended December 31, 1996 ($142,000 in 1995) due to the revised classification of costs referred to above.

                                                       - 7 -
        General and administrative expenses decreased to approximately $163,000 during the three months ended December 31, 1996 from approximately $395,000 during the three months ended December 31, 1995.  This decrease is primarily due to cost controls and the revised classifications described on the preceding page.


        Sales and marketing expenses decreased to approximately $53,000 during the three months ended December 31, 1996, from approximately $118,000 during the three months ended December 31, 1995, a decrease of $65,000 principally due to reduced sales commissions.

        Other income (net) decreased to approximately $(6,000) of net expense during the three months ended December 31, 1996 from approximately $11,000 of net income during the same period in 1995, due to a decrease in interest income.

Liquidity and Sources of Capital

        Net cash used by operations was approximately $474,000 for the six months ended December 31, 1996 and approximately $795,000 for the six months ended December 31, 1995. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $1 million at December 31, 1996 and approximately $1.3 million at June 30, 1996. Working capital has been utilized to fund operations.

Currency Fluctuation

     Currency fluctuations were insignificant to the Company's operations for the six months ended December 31, 1996 and 1995. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

    Inflation has not had a significant impact on the results of the Company's operations for the six months ended December 31, 1996 and 1995.

















                                                       - 8 -



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

Item 5. Other information (Not applicable)

Item 6. Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the six months ended December 31, 1996.

                                                                 EXHIBIT 1


                         IONIC FUEL TECHNOLOGY, INC.

                  COMPUTATION OF NET LOSS PER COMMON SHARE





                                  Three Months Ended,       Six Months Ended,
                                     December 31,             December 31,
                                  1996         1995         1996           1995
                             ------------ ------------ ------------   ---------
Net loss                     $(  163,928)$(  362,544)  $(  434,845)  $(786,377)

Average common shares
 outstanding                   5,400,000    5,400,000    5,400,000    5,400,000
Incremental shares issuable
 pursuant to SAB Topic 4D        10,500       10,668        10,500      10,668
                           -------          -------      -------       -------
Total shares                  5,410,500    5,410,668     5,410,500   5,410,668
                             =========     =========    =========    =========


Net loss per common share  $(  0.03)     $( 0.07)       $( 0.08)   $(  0.15)
                               =========    ========      =========  =========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Ionic Fuel Technology, Inc.
                                            (Registrant)


Date
                                        (Name and Title)


Date
                                        (Name and Title)