Form 10-Q
period 1997-03-31
IONIC FUEL TECHNOLOGY INC
filed 1997-05-14
CIK 925006

United States
                      Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1997

                                      or

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

     Common Stock, $.01 Par Value - 5,400,000 shares as of March 31, 1997

                         IONIC FUEL TECHNOLOGY, INC.


                                    INDEX



PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets - March 31, 1997 and June 30, 1996

        Consolidated statements of operations - Three months ended March 31, 1997 and 1996; nine months ended March 31, 1997 and 1996

        Consolidated statements of cash flows - Nine months ended March 31, 1997 and 1996

        Notes to consolidated financial statements - March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and

        Results of Operations



PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures



PART I. FINANCIAL INFORMATION

                            IONIC FUEL TECHNOLOGY, INC.

                            CONSOLIDATED BALANCE SHEETS


                                                        March 31,      June 30,
                                                           1997          1996
                                                      -------------  --------
Assets                                                 (Unaudited)     (Audited)
Current assets:
 Cash and cash equivalents (Note 2)                                              $    444,506              $  1,173,088
 Trade accounts receivable, net of allowance
  for doubtful accounts of $43,791 at
  June 30, 1996                                                                            127,867               80,332
 VAT and other receivables                                                                   -                   25,462
 Inventory (Note 3)                                                                        475,771              464,093
 Prepaid expenses                                                                           97,386               84,639
                                                                                           -------              -------
Total current assets                                                                     1,145,530            1,827,794

Equipment and vehicles, net of accumulated
 depreciation of $429,503 at March 31, 1997
  and $361,212 at June 30, 1996                                                            154,283              192,608

Patents, net                                                                               598,120              638,783
                                                                                          --------              -------
Total assets                                                                          $  1,897,933         $  2,659,185
                                                                                          =========          =========

Liabilities and stockholders' equity Current liabilities:
 Accounts payable                                                                      $     87,069        $     87,739
 Accrued expenses                                                                           306,503             316,493
 Provisions for warranties and returns                                                       19,119              63,833
 Accrued royalty, due to officer                                                             35,200              20,800
 Accrued salary, benefits and payroll taxes                                                  21,807              16,509
                                                                                            -------             -------
Total current liabilities                                                                   469,698             505,374

Other long-term liability                                                                   369,178             380,900

Stockholders' equity:
  Common stock, $.01 par value:
   20,000,000 shares authorized; issued and
   outstanding 5,400,000 shares                                                              54,000              54,000
  Capital in excess of par value                                                         10,768,973          10,768,973
  Accumulated deficit                                                                   ( 9,635,508)        ( 8,899,242)
  Cumulative translation adjustment                                                     (   128,408)        (   150,820)
                                                                                         ----------          ----------
Total stockholders' equity                                                                1,059,057           1,772,911
                                                                                         ----------          ----------
Total liabilities and stockholders' equity                                             $  1,897,933        $  2,659,185
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







                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                               Three Months Ended          Nine Months Ended
                                    March 31,                   March 31,
                               1997          1996          1997          1996
                           -----------  ------------  ------------   --------

Revenues:
 Rental income         $    71,154   $    93,776      $  230,921    $   267,068
  Service income            39,632        17,369         106,440         96,319
  Equipment sales           19,328           -           171,079        121,817
                              --         ------         ---------     ---------
Total revenues             130,114       111,145         508,440        485,204

Cost of revenues           202,709        83,939         598,082        280,728
                          --------        -------        --------      --------
                          ( 72,595)       27,206       (   89,642)      204,476

Operating expenses:
 General and
administrative             191,060       328,211          514,409     1,113,716
 Sales and marketing        25,402        85,006          109,752       294,201
 Research and development    4,665        10,387            5,468        13,806
                          -----------     ------           -------   ----------
Operating (loss)        (  293,722)   (  396,398)      (  719,271)   (1,217,247)

Other income (expense):
  Interest income            6,247        24,078           25,282        87,943
  Interest expense      (   13,946)   (   14,508)      (   42,277)   (   43,901)
                        ---------        ---------       ---------   ---------
                       (    7,699)         9,570       (   16,995)       44,042
                       ---------        ---------        ---------     -------

  Net (loss)           $(301,421)       $(386,828)      $(736,266)  $(1,173,205)
                        =========       =========      =========     =========

  Net (loss) per share  $(0.06)         $(0.07)         $(0.14)     $(0.22)
                        =========      =========      =========     =========
                                                                                                      Weighted average number of
  common shares       5,410,500       5,410,668      5,410,500      5,410,668
                      =========       =========      =========       =========


See accompanying notes













                            IONIC FUEL TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)


                                                         Nine Months Ended
                                                              March 31,
                                                         1997          1996
                                                    ------------   --------

Operating activities
Net (loss)                                         $(  736,266)    $(1,173,205)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                      59,358             87,592
   Amortization                                      46,700             61,379
   Accretion of interest                               -            (   13,949)

    Changes in operating assets and liabilities:
     Accounts receivable                          ( 41,979)            74,202
     Other receivables                              16,857              7,479
     Inventory                                      43,595               (510)
     Prepaid expenses                                  513          (  21,747)
     Other assets                                      -               30,390
     Accounts payable and accrued expenses       (  60,569)         (   55,727)
                                                  ---------           ---------
Net cash used by operating activities            (  671,791)        (1,004,096)

Investing activities
Acquisition of equipment                        (   40,154)         (      630)
Acquisition of patents                          (    5,041)         (    9,681)
Proceeds from maturity of investments               -                1,300,000
                                                  ----------         ---------
Net cash provided (used) by investing activities (   45,195)         1,289,689

Financing activities
Principal payments under licensing agreement    (    11,723)        (   10,100)
Principal payments on capital leases                 -              (   14,179)
                                                       ----------     ---------

Cash used by financing activities                (    11,723)       (   24,279)

Effects of exchange rate differences on cash             127        (    9,783)
                                                       -------         ---------

Increase (decrease) in cash and cash equivalents    (  728,582)         251,531
Cash and cash equivalents, beginning of period       1,173,088        1,281,258
                                                    ---------         ---------

Cash and cash equivalents, end of period            $  444,506      $ 1,532,789
                                                   ========           =========

Interest paid                                     $  42,277           $  43,901
                                                   =======             =======

See accompanying notes









                                                       - 5 -
                                            IONIC FUEL TECHNOLOGY, INC.



Notes to Consolidated Financial Statements
(Unaudited)
March 31, 1997


1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim  financial  information and with the instructions to Form 10-Q and
      Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.
      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

      2.  Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

      3.  Inventory

    Inventory is comprised of the following:

                                March 31,          June 30,
                                  1997               1996
                              ----------         --------

    Material and supplies       $155,983          $152,721
    Finished goods               319,788           311,372
                                -------            -------

                               $475,771           $464,093
                                =======            =======

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended March 31, 1997 and March 31, 1996

     Total revenues increased to approximately $508,000 during the nine month period ended March 31, 1997 from approximately $485,000 for the nine month period ended March 31, 1996.

The increase of approximately $49,000 in equipment sales revenues relates to new orders and also to existing rental customers converting to purchase with a corresponding reduction of approximately $36,000 in rental revenues. A increase of approximately $10,000 in service income relates to increased test fees. Certain customers prefer to purchase following the initial rental period generally ranging from 6 to 12 months and the company does not discount the purchase price when this conversion occurs.
         Gross profit decreased to a loss of approximately $(90,000) during the nine month ended March 31, 1997 (profit of $205,000 in 1996) due to the revised classification of field engineering, installation and other field costs as cost of sales effective April 1, 1996. Similar costs incurred in prior periods are included in general and administrative expenses because extensive engineering support was required to complete the sales process. This change is a result of the change in responsibilities of certain employees caused by the maturing of the Company's system.

         General and administrative expenses decreased to approximately $514,000 during the nine months ended March 31, 1997 from approximately $1,114,000 during the nine months ended March 31, 1996. This decrease is primarily due to continued tight control of expenses commensurate with business requirements and the revised classification described in the prior paragraph.

         Sales and marketing expenses decreased to approximately $110,000 during the nine months ended March 31, 1997, from approximately $294,000 during the nine months ended March 31, 1996, a decrease of $184,000 principally due to reduced sales commissions.

         Other income (net) decreased to approximately $(17,000) of net expense during the nine months ended March 31, 1997 from approximately $44,000 of net income during the same period in 1996, due to a decrease in interest income.

Three Months Ended March 31, 1997 and March 31, 1996

     Total revenues increased to approximately $130,000 during the three month period ended March 31, 1997 from approximately $111,000 for the three month period ended March 31, 1996.

         The increase of approximately $19,000 in equipment sales is due to new customers and some existing customers converting to purchase from rental. Rental revenues decreased due to conversion of prior rentals to sales. Increased service income reflects additional testing of the system and related fees.

         Gross profit decreased to a loss of approximately $(73,000) during the three months ended March 31, 1997 (profit of $27,000 in 1996) due to the revised classification of costs referred to above.

         General and administrative expenses decreased to approximately $191,000 during the three months ended March 31, 1997 from approximately $328,000 during the three months ended March 31, 1996. This decrease is primarily due to cost controls and the revised classifications described on the preceding page.


         Sales and marketing expenses decreased to approximately $25,000 during the three months ended March 31, 1997, from approximately $85,000 during the three months ended March 31, 1996, a decrease of $60,000 principally due to reduced sales commissions.

         Other income (net) decreased to approximately $(8,000) of net expense during the three months ended March 31, 1997 from approximately $10,000 of net income during the same period in 1996, due to a decrease in interest income.

Liquidity and Sources of Capital

         Net cash used by operations was approximately $672,000 for the nine months ended March 31, 1997 and approximately $1,004,000 for the nine months ended March 31, 1996. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $700,000 at March 31, 1997 and approximately $1.3 million at June 30, 1996. Working capital has been utilized to fund operations.

Currency Fluctuation

     Currency fluctuations were insignificant to the Company's operations for the nine months ended March 31, 1997 and 1996. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

    Inflation has not had a significant impact on the results of the Company's operations for the nine months ended March 31, 1997 and 1996.

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

Item 5. Other information (Not applicable)

Item 6. Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the nine months ended March 31, 1997.

                                                                 EXHIBIT 1


                         IONIC FUEL TECHNOLOGY, INC.

                  COMPUTATION OF NET LOSS PER COMMON SHARE





                                  Three Months Ended,       Six Months Ended,
                                       March 31,                 March 31,
                                  1997       1996            1997               1996
                                  -----      ----            ----              ----
Net loss                     $(301,421)    $(386,828)     $(736,266)       $(1,173,205)

Average common shares
 outstanding                 5,400,000     5,400,000      5,400,000          5,400,000
Incremental shares issuable
 pursuant to SAB Topic 4D       10,500        10,668         10,500             10,668
                                -------       -------       -------            -------
Total shares                 5,410,500     5,410,668      5,410,500          5,410,668
                             =========     =========      =========          =========


Net loss per common share    $(0.06)        $(0.07)         $(0.14)             $(0.22)
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


Date: May 14, 1997