Form 10-Q/A
period 1997-03-31
IONIC FUEL TECHNOLOGY INC
filed 1997-05-14
CIK 925006

United States
                      Securities and Exchange Commission
                           Washington, D.C.  20549

                                  FORM 10-Q/A
                                  (Mark One)

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


                                    Ionic Fuel Technology, Inc.
                                            (Registrant)

                                     By: Douglas Johnston
Date: May 14, 1997                       Chairman and Chief Financial Officer