Form 10-K
period 1997-06-30
IONIC FUEL TECHNOLOGY INC
filed 1997-09-26
CIK 925006

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                     FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1997 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value of securities held by non-affiliates as of September 17, 1997 - $8,236,000.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At September 15, 1997, there were 6,173,433 common shares, 1,200,000 Series A Warrants, 1,200,000 Series B Warrants and 189,000 Underwriters' Warrants, 771,883 Series C Warrants, 150,000 Consultant's Warrants outstanding.

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

1. Part III incorporates by reference the Company's Proxy Statement to stockholders for the Annual Meeting to be held November 6, 1997.

2. Part IV, Item 14, incorporated by reference the following Exhibits: 3.1, 3.2, 4.1, 4.2, 4.3 and 10.1.

                                                      PART I

Item 1.  BUSINESS

INTRODUCTION

         The Company is an environmental technology company engaged in the design, assembly, marketing, sale and leasing of its patented, proprietary IFT System designed to reduce harmful airborne emissions from and increase fuel efficiency of heating and power generation systems. The Company currently markets the System to various industries in the U.K. and Europe.

      The IFT System, which is attached to a customer's heating or power generation equipment, produces negatively charged ions ("Ions") by passing an air flow over a body of vibrating liquid and into the combustion chamber or air intake of the customer's machinery. The ionized air supply accelerates the normal combustion process. As a result of the improved combustion, the amount of air and fuel supplied to the burner can be reduced while still maintaining a constant measure of power output. This reduction of air and fuel decreases fuel consumption as well as the production of NOX CO and CO2 and when burning fuel oil, fireside coking and particulate emissions are also reduced.

THE SYSTEM

      The IFT System is self contained in a cube-shaped metal cabinet. The System's interior mechanism vibrates the surface of a liquid contained inside the cabinet. The vibrating liquid releases negatively charged Ions that are then delivered to the customer's equipment through a connection placed either adjacent to the boiler's combustion chamber or to the boiler's air intake mechanism.

      The System is available in eight sizes ranging from 15" x 12" x 16" to 43" x 3 1-5" x 35". Such sizes are suitable for boilers generating from approximately 1,000 lbs. of steam per hour to approximately 96,000 lbs. of steam per hour. Multiple Systems are used when either the boiler has more than one burner or the boiler's power generating capacity exceeds the capacity of the largest IFT System. The System generally requires only a routine servicing every six months and may be leased or purchased.

      Typical performance results of the System reveal a reduction in NOx. emissions ranging from 6% to 60%, a reduction in CO emissions ranging from 6% to 80%, a reduction in CO2 emissions ranging from 2 1/2% to 7%, a reduction in particulate emissions ranging from 6%
to 40% and a reduction in fuel consumption ranging from 2 1/2% to 7%. The exact performance of the System depends upon the customer's existing equipment and desired objectives; customers may achieve less favorable results or no improvement if their equipment requires repair or if fuel and air flows cannot be closely controlled. If NOx and CO emissions have been reduced by the use of other equipment, the System may be used to reduce CO2 emissions and fuel consumption. CO2 emission reduction correlates directly with the fuel savings which the IFT System provides.


      MARKETING AND SALES

      Performance Trials

      The Company initially sought to performance test its System in locations where a sales or lease contract could result. It also has performance tested the System in certain locations solely to develop performance test data. The Company has now phased out uncompensated performance testing because the Company's data from its numerous sites supports the claims regarding the benefits offered by the IFT System. The Company has now developed new application software enabling on site performance to be evaluated in real time to show the immediate improvements to the customer resulting in reducing the lead time between performance trials and customer acceptance of the System.

      The performance trial results obtained at a customer's location enable the Company to use such results to confirm the price of the IFT System to such customer. In setting the price, the Company considers the potential fuel savings and emissions reduction to be realized by that customer from use of the System, thereby enabling a customer to offset the cost of the System.

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

         Tests were conducted at the Lownebrau brewery by the German test authority TUV and showed that with IFT System the boiler was able to operate with less combustion air thereby improving the thermal effidency. A review on ionisation processes conducted by Portsmouth University sponsored by the Energy Technical Support

Unit, ETSU, reported that fuel savings could be achieved by use of the IFT technology.


         Marketing

      The Company currently markets the IFT System to (a) large scale commercial power plant and industrial manufacturers such as breweries, oil refiners, textile plants, chemical plants and paper mills and (b) commercial industrial heat processors including municipal authorities and universities.

         The Company had found that its technology was often not readily understood by power plant managers who therefore hesitated to test the IFT System. The Company devised a four step approach to educate the power generation community about its technology. First, it employed people experienced in boiler and burner applications to market the System. Second, the Company has marketed the System to large multiple plant users, with emphasis on well known international companies, so that such companies may be used as references for other potential customers and also that such customers will consider using the IFT System in their other plants. Third, the Company utilizes the services of a recognized authority in flame chemistry to specifically explain the scientific principles behind the System. Fourth the Company has introduced a reporting system using sophisticated statistical modeling to present the test results to potential customers in a succinct, concise manner. This reporting system computerizes data derived from testing flue gases, monitors fuel to steam performance and then presents in graphic form the benefits offered by the IFT System to the customer.

      Sales and Rentals

         The Company has adopted two approaches to its sales efforts. First, it sells directly to industrial users with its own employees in the UK and Belgium supplemented by the use of independent sales agents. Secondly the Company sells the System through dealers who are assigned a specific territory and compensated on a commission basis. This marketing method is generally used in Europe.

         More recently the company has been working with energy management companies who undertake to operate a customer's power or boiler plant, the benefit to these companies is to reduce their operating costs by reducing their fuel bills. Generally these organizations prefer to rent the IFT System, as their payback is immediate.

         The Company will rent or sell the System. In the general industrial market customers prefer to rent, in the oil and petrochemical industry the preference is to purchase.

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

      Research and Development

         The Company's research and development efforts are a continuing process and are focused primarily on refining the vibration technology that forms the basis of the IFT System. To that end, the Company has studied such areas as the interaction of the charged particles and the combustion process, the delivery of the charged particles to the combustion chamber, the optimum volume of the charge, the optimum ratio of air to liquid surface and the impact of pressure and temperature on delivery of the charge. The Company's efforts resulted in an enhancement to the patented vibration technology for which a European patent application was filed in January 1994.

         The Company's research and development costs are written off as incurred. Employees engaged in engineering and manufacturing also perform R & D functions, therefore it is unrealistic to isolate these specific costs since they were not material in 1997.

      Patents

      The first U.S. Patent for the Ion generating technology utilized by the IFT System was issued in 1975 to F.A. Wentworth, Jr.
("Wentworth").  This original technology employed a "bubble"
process whereby the air was "bubbled" through liquid to release
Ions at the surface of the liquid.  A subsequent patent was issued to Wentworth in December 1990 employing a "vibration" process which substantially enhanced the commercial potential of the technology by increasing the negative charge. The "vibration" technology involves vibrating the surface of the water to release the Charged Particles. In January 1994, an additional patent application was filed in Europe on behalf of the Company covering an enhancement to the vibration technology. This improved "Vibration" technology allows for a more powerful and more consistent negative charge than the initial Wentworth vibration patent. This improvement has been incorporated into the IFT System. The Company filed counterpart applications to its latest European patent application in the United States and several other foreign countries in 1995.

      The Company entered into a Royalty Agreement ("Royalty Agreement") dated June 2, 1994 (effective as of December 5, 1991) with Wentworth pursuant to which Wentworth sold all of his interest in the patents relating to the ion generating technology to the Company. As consideration for the assignment and sale, Wentworth received a $50,000 initial payment and a $6,000 per month royalty fee during the life of the patents. In addition, Wentworth purchased 80,000 shares of the Company's Common Stock at S. 125 per share in December 1991. Wentworth has retained a security interest in the patent rights transferred to the Company pursuant to the Royalty Agreement.

      The Company owns six U.S. Patents, twelve foreign patents and five foreign patent applications covering, in the aggregate, up to twenty different countries. Several of the earlier "bubble" technology patents have expired. However, improvement patents covering the "bubble" technology still exist in the United States and several foreign countries, and the more important "vibration" technology patents, which form the basis of the IFT System, run to at least 2007. The Company was also granted a patent in Japan.

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

      Regulations

      Concern over environmental pollution has led to legislation introducing tougher and tighter controls on emissions. NOx, for example, is now understood to be a key element in the formation of ground level ozone, widely recognized as a hazard to health and a precursor to urban smog. The problem for industry is to reduce NOx levels as is currently demanded while not increasing emissions of the equally undesirable carbon monoxide or reducing power generation capacity. According to available statistics, approximately 55% of the 20 million tons of annual Nox production comes from utilities, industrial boilers and furnaces the balance is from motor vehicles.

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

      Competition

      While most other pollution control technologies are aimed at reducing airborne emissions, the Company is not aware of any technology which enhances combustion efficiency and reduces noxious emissions. The technology used by the Company's competitors can be divided into three categories: pre-combustion, combustion and post-combustion.

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

      The IFT technology is not, by itself, a solution to all emissions problems. More frequently the technology is complementary to solutions a customer may wish to utilize. For example, to achieve extremely low NOx emission, ammonia injection might be selected. IFT could enhance combustion efficiency so that less NOx is produced and subsequently less ammonia required to achieve the final lower NOx level.

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


      Item 2.  PROPERTY

      The Company leases approximately 10,000 square feet of space for its principal executive offices, manufacturing and research and development facilities in Laindon, Essex, U.K. This lease expires in December 1997, the terms for renewal are currently being negotiated. The base rent for this facility is approximately $6,000 per month for 1995, approximately $6,655 per month for 1996 and approximately $7,375 per month for 1997.

      The Company maintains one office in New Canaan, Connecticut on a month to month basis at $105 per month and a sales office in Gent, Belgium pursuant to a three year lease at $360 per month plus utilities.

         The Company maintains its corporate office in Wilmington, Delaware pursuant to an annual lease with an annual rental of $3,000 plus utilities. The lease expires in December 1997 and will be renewed.

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

                                                      PART II

      Item 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock, Class A and Class B Warrants are quoted on the Nasdaq SmallCap Market and Boston Stock Exchange under the symbols "IFTI", "IFTIW", and "IFTIZ" respectively.

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

      September 1995                Common Stock         1 3/16   11/32
                                    Class A Warrant      5/32     3/32
                                    Class B Warrant      3/32     3/32

      December 1995                 Common Stock         7/16     1/4
                                    Class A Warrant      3/32     1/64
                                    Class B Warrant      3/32     1/64

      March 1996                    Common Stock         1 1/8      1/4
                                    Class A Warrant       3/16     3/32
                                    Class B Warrant       5/32     3/32

      June 1996                     Common Stock          2 25/32    5/8
                                    Class A Warrant        9/32    5/32
                                    Class B Warrant        7/32    1/8


      September 1996                Common Stock          2 3/4      1
                                    Class A Warrant       1/4        3/32
                                    Class B Warrant       1/4        3/16

      December 1996                 Common Stock         21/2          1
                                    Class A Warrant      1/8         3/32
                                    Class B Warrant      3/16        3/32

      March 1997                    Common Stock         2 3/4      1 5/32
                                    Class A Warrant       3/16      1/16
                                    Class B Warrant      3/16        3/32

      June 1997                     Common Stock       3 13/16     2 1/8
                                    Class A Warrant    1/8           1/16
                                    Class B Warrant    7/32           1/8

         At September 19, 1997 the number of shareholders of record and in street name of the Company's common stock and Class A Warrants and Class B Warrants were 99, 28 and 29, respectively.

         The Company has not paid any cash dividends.

      Item 6.  SELECTED FINANCIAL DATA


      Statement of                                                                                         Six Months
       Operations                            Year Ended                                  Ended
       Data:                                 December 31, 1992      June 30,1993(1)

      Revenues....                                    $ 22,751                            $17,025
      Cost of
       Revenues...                                     131,793                            121,828
      Operating
       Expenses...                                   1,485,644                            999,771
      Net (loss)..                                   (1,573,706)                        (1,101,056)
      Net (loss) per
       share......                           $   (.44)                           $   (.27)
      Weighted average
       number of common
       shares.....                                   3,546,668                          3,957,540
      Cash dividend
       per common share..

      Balance Sheet
          Data:                                      December 31, 1992                  June 30, 1993 (1)
                                                     -----------------                  -------------

      Total assets..                                 $2,063,110                         $3,965,244
      Working capital.                        765,500                           2,670,427
      Long-term
       liabilities.                                    437,464                            437,108
      Total
       liabilities.                                    806,732                            758,335
      Accumulated
       deficit.....                                  (1,579,788)                        (2,680,844)
      Cumulative
       translation
       adjustment...                                  (148,467)                          (166,806)

      Stockholders'
       equity......                                  1,256,378                          3,206,909










                                    Year Ended                Year Ended                Year Ended                 Year Ended
                                    June 30, 1994             June 30, 1995             June 30, 1996              June 30, 1997

      Statement of
      Operations Data:

      Revenues                      $1,190,291                $ 476,161                    $ 593,959                 $628,694

      Cost of Revenues                 445,355                  344,868                      537,110                  723,327

      Operating Expenses             2,631,912                2,974,998                    1,669,145                  882,524
      Net Loss                      (1,928,987)              (2,725,744)                  (1,563,667)               1,004,425
      Net Loss per
       share                        $    (.46)              $      (.51)                   $    (.29)                $   (.19)
      Weighted average
       number of                    4,210,668                 5,318,445                    5,410,500                5,412,100
       common shares

      Cash Dividend
       per common share                ---                     ----                          ---                      ---
      Balance Sheet:

      Total Assets                 $2,601,471               $4,463,543                   $2,659,185                 $1,627,291

      Working Capital                 636,096                2,687,338                    1,306,293                    434,686
      Long-term
       liabilities                    422,521                  394,625                      364,773                    346,249
      Total
       liabilities                  1,318,560                1,106,581                     886,274                     782,734
      Accumulated
       deficit                     (4,609,831)              (7,335,575)                (8,899,242)                  (9,903,667)
      Cumulative
       translation
       adjustment                    (161,817)                (130,436)                 (150,820)                    (143,199)

      Stockholders'
       Equity                       1,282,911                 3,356,962                1,772,911                      844,557



                                                              13

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

         On July 18, 1994 the Company's Initial Public Offering was completed generating net proceeds of $4,768,414. In conjunction with the public offering, the Company increased its operational and marketing activities in an effort to achieve cash flow break even by fiscal year end. This objective was not accomplished in part because of long lead times experienced between initial sales presentations and invoicing, together with a lack of positive test data on three very large pulverized coal facilities. Therefore a sharp reduction in expenses, including staff cuts, was implemented in May which reduced annual costs by approximately $1,200,000 during fiscal 1996. A leading international oil company completed testing the IFT System in its central research facility with positive results and recommendations to its operating units to utilize the technology. As a consequence the Company has installed an IFT System on a large Texaco boiler with follow on orders expected in Fiscal '98. Likewise initial installations have been completed at sites with British Petroleum and Amoco. An average size refinery or petrochemical plant could utilize IFT technology and equipment valued at approximately $1,000,000. With this large market opportunity, fiscal '98 revenues are estimated to be higher than in the past year providing positive cash flow and net income. The additional volume of business can be accommodated within the existing capacity of the Company allowing for increases in material purchases. The attainment of positive cash flow remains the Company's primary financial objective and the immediate focus of operations will be the European Community where the IFT technology has achieved market recognition.



      Year ended June 30, 1997 and June 30, 1996

         Total revenues increased to approximately $629,000 during the year ended June 30, 1997 from $594,000 in the fiscal year ended June 30, 1996. The net increase relates to a decrease in rental income to approximately $307,000 ($347,000 in 1996), an increase in system sales to approximately
$171,000 ($123,000 in 1996) and an increase in service income to approximately $151,000 ($124,000 in 1996). The decrease in rental income is due to rentals being converted to sales during the year. The increase in system sales is primarily attributable to UK activity in 1997 where larger companies may prefer to purchase the IFT System rather than rent, however, system sales occur on an irregular basis. The increase in service income reflects increased installation fees in 1997.

         There was a gross loss of approximately $95,000 during the year ended June 30, 1997 compared to a profit of $57,000 during the year ended June 30, 1996. The gross loss related primarily to field engineering and service costs of approximately $269,000 in 1997 which in the previous year were classified, for nine months, in general and administrative expenses. Total field engineering and service costs were $716,000 in 1996 and $443,000 in 1997. The reduction of $273,000 was from staff reductions in the United States and Belgium and the transfer of support activities to England. Other items in cost of goods sold in aggregate, were reduced $83,000 for the year ended June 30, 1997. The different classification relates to the maturing of the Company's technology from a development state requiring extensive engineering support to complete the sales process to a mature product. The Company has discontinued free or conditional testing and all trial installations are paid for by the customer.

         General and adminstrative expenses decreased to approximately $657,000 during the year ended June 30, 1997 from approximately $1,230,000 in the year ending June 30, 1996, a reduction of $573,000. Field engineering and service costs of $541,000 which represents nine months of charges in the year ended June 30, 1996 are no longer classified as general and adminstrative as stated above. Other items in aggregate were reduced $32,000.

         Sales and marketing expenses decreased to $161,000 during the year ended June 30, 1997 from approximately $362,000 during the year ended June 30, 1996. The decrease of $201,000 is primarily due to the termination of sales and marketing arrangements in Eastern Europe and Germany and the substitution of geographic coverage by existing sales staff and top management.


         Other income was a loss of approximately $27,000 during the year ended June 30, 1997 from a profit of $49,000 during the year ended June 30, 1995, a decrease of $75,000 primarily due to the use of funds in operations of the Company and reduced interest income.


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

         Sales and marketing expenses decreased to approximately $362,000 during the year ended June 30, 1996 from approximately $853,000 during the year ended June 30, 1995. The decrease of $491,000 is due to cost reductions implemented in May 1995, and continuing through 1996, as well as approximately $176,000 of engineering and other technical costs incurred in the fourth quarter of the year ended June 30, 1996, which were included in cost of revenues. These technical costs were included in sales and marketing expenses during the year ended June 30, 1995 and the first three quarters of the year ended June 30, 1996. This change is a result of the change in responsibilities of certain employee's caused by the maturing of the Company's system from a developmental state to a mature product.

         Other income decreased to approximately $49,000 during the year ended June 30, 1996 from approximately $118,000 during the year ended June 30, 1995, a decrease of $69,000 primarily due to the use of funds in operations of the Company.


      Liquidity and Capital Resources

         Since inception, the Company's funding requirements have been met through the initial public offering of equity securities totaling approximately $4.8 million, the private placement of equity securities totaling approximately $6 million, and revenue generated from operations. On July 14, 1997 the Company sold an additional 771,833 common shares with gross proceeds of $1,736,624.

         Net cash used in operations was approximately $900,000, $1.3 million, and $2.6 million for the years ended June 30, 1997, 1996 and 1995. The principal use of cash was to fund operating losses incurred by the Company in developing the IFT System and sales, marketing and promotional activities. Working capital was approximately $435,000, $1.3 million, and $2.7 million at June 30, 1997, 1996 and 1995, respectively. Fluctuations in working capital have been primarily due to increases in accounts receivable and inventory offset by increases in accounts payable and other accruals.

         The Company liquidated its U.S. Treasury investments during the year ended June 30, 1996. The Company's primary investing activity in the year ended June 30, 1995 involved the acquisition and sale of U.S. Treasury obligations. Capital expenditures amounted to approximately $29,000 and $100,000 during fiscal years "97 and "95, respectively. There were no capital expenditures during the year ended June 30, 1996. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment. The Company has no plans for a significant investment in ucapital equipment in fiscal 1998.

      Under an Assignment and Royalty Agreement with the inventor of the Technology utilized by the Company's System ("Royalty Agreement"), the Company is required to make payments of $6,000 per month to the inventor over the remaining life of patents relating to the technology. In conjunction with Royalty Agreement, the Company pays an executive officer/director of the Company a royalty override of $5,000 per month.

         On July 14, 1997, the Company issued 771,833 units, each unit consisting of one share of common stock, par value $.01 per share and one Series C, Common Stock purchase warrant. As a result, the Company raised $1,571,960 net of discounts, commissions and offering costs of $164,664.

         The Company believes that the proceeds from the above offering together with anticipated funds from operations, will satisfy the Company's working capital requirements and capital expenditures through fiscal 1998. The Company intends to focus its operations primarily on continued expansion with the European Community.

         Currency Fluctuation

         The Company's revenues are invoiced primarily in Pounds Sterling and also currencies of other European countries (Belgium, Austria and Germany). Changes in exchange rates of these currencies relative to the U.S. dollar could affect the Company's operations and cash flow. During the fiscal years ended June 30, '97 and '96, currency fluctuations were not significant and were not an influence on Company revenues and expenses. Currently, the Company does not enter into derivative contracts to hedge currency risks.

         During the year ended June 30, 1997, the average rate of exchange used to translate revenues and expenses denominated in Pounds Sterling has increased from approximately $1.55 U.S. dollars to 1 Pound to approximately $1.65 U.S. dollars to 1 Pound.

      Inflation

         The Company does not believe that inflation has had a significant impact on the results of its operations since inception.

      Forward-Looking Statements

         Forward-looking statements made in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation risks in technology development, risks in product development and market acceptance of and demand for the Company's products, risks associated with competition and competitive pricing pressures, risks associated with foreign sales and other risks detailed in the Company's filings with the Securities and Exchange Commission.


      Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements and the financial statement schedule set forth in Item 14 of this annual report.

      Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

      PART IV

      Item 14. Exhibits, Financial Statement

      Schedules and Reports on Form 8-K

                                                                 Page
      A.  (1)              Financial Statements

      Report of Independent Auditors                             F-1


      Consolidated Balance Sheet - June 30, 1997 and 1996        F-2

      Consolidated Statement of Operations - Years Ended         F-3
      June 30, 1997, 1996 and 1995

      Consolidated Statement of Stockholders' Equity -           F-4
      Years Ended June 30, 1997, 1996 and 1995

      Consolidated Statement of Cash Flows - Years Ended         F-6
      June 30, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements                 F-7

      The following consolidated financial statement schedule of Ionic Fuel Technology, Inc. is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)         Exhibits

         3.1      Certificate of Incorporation
                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10K for the fiscal year ended June 30, 1996.

         3.2      By-Laws
                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10K for the fiscal year ended June 30, 1996.

         4.1 Specimen Certificate of Common Stock Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10K for the fiscal year ended June 30, 1996.

         4.2      Specimen Certificate of A Warrant
                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10K for the fiscal year ended June 30, 1996.

         4.3      Specimen Certificate of B Warrant
                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10K for the fiscal year ended June 30, 1996.


         10.1     Stock Option Plan
                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10K for the fiscal year ended June 30, 1996.

         27       Financial Data Schedule

      B.   Reports on Form 8-K

              Form 8K dated July 10, 1997 electronically filed and accepted on July 15, 1997; Accession No. 0001012118-97-000095.
Reference Item 5. Other Events: On July 10, 1997, the Registrant concluded a private placement of Units pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

              Form 8K dated July 24, 1997 electronically filed and accepted on July 24, 1997; Accession No. 0001012118-97-000105.
Item 5, Other Events: Extending the expiration date of the Class
A Warrants.

                                              Report of Independent Auditors



To the Board of Directors and Stockholders
Ionic Fuel Technology, Inc.


We have audited the accompanying consolidated balance sheet of Ionic Fuel Technology, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ionic Fuel Technology, Inc. at June,30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                                /s/ Ernst & Young LLP


September 5, 1997

                                               Ionic Fuel Technology, Inc.

                                                Consolidated Balance Sheet


                                                                                                       June 30

                                                                                               1997                 1996
                                                                                      -------------------------------------------
Assets
Current assets:
   Cash and cash equivalents (Note 1)                                                     $191,629           $1,173,088
   Trade accounts receivable (net of allowances of $0 and $43,791,                          59,420               80,332
     respectively)
   VAT and other receivables                                                                  -                  25,642
   Inventory (Note 2)                                                                     482,446               464,093
   Prepaid expenses                                                                       137,676                84,639
                                                                                      -------------------------------------------
   Total current assets                                                                   871,171              1,827,794

Equipment and vehicles, net (Notes 1 and 3)                                               153,117                192,608

Patents, net (Notes 1 and 4)                                                              603,003                638,783
                                                                                      -------------------------------------------
   Total  assets                                                                      $ 1,627,291             $2,659,185
                                                                                      ===========================================

   Liabilities and stockholders' equity
   Current liabilities:
   Accounts payable                                                                    $   87,155        $       87,739
   Accrued expenses                                                                       239,827               316,493
   Provisions for warranties and returns                                                   16,380                63,833
   Accrued royalty - due to officer (Note 4)                                               40,000                20,800
   Current portion of royalty agreement (Note 4)                                           18,720                16,127
   Accrued salary, benefits and payroll taxes                                              19,419                16,509
   Current portion of capital lease obligations (Note 5)                                   14,984                  -
                                                                                      -------------------------------------------
   Total current liabilities                                                              436,485               521,501


   Other long-term liabilities (Note 4)                                                   346,249               364,773

   Stockholders' equity (Notes 7 and 10):
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued and outstanding 5,401,600
     and 5,400,000 shares, respectively (Note 7)                                           54,016               54,000
   Capital in excess of par value                                                      10,837,407           10,768,973
   Accumulated deficit                                                                 (9,903,667)          (8,899,242)
   Cumulative translation adjustment (Note 1)                                            (143,199)            (150,820)
                                                                                      -------------------------------------------
   Total stockholders' equity                                                             844,557             1,772,911
                                                                                      -------------------------------------------
   Total liabilities and stockholders' equity                                         $ 1,627,291           $ 2,659,185
                                                                                      ===========================================


See accompanying notes.
                                                                  F-2

                                                Ionic Fuel Technology, Inc.

                                           Consolidated Statement of Operations






                                                                                       Year ended June 30

                                                                           1997                 1996                  1995
                                                                  -----------------------------------------------------------------

Revenues (Note 1):
   Equipment sales                                                 $    171,079          $    122,671         $     80,788
   Service income                                                       150,755               124,084              118,035
   Rental income                                                        306,860               347,204              277,338
                                                                  -----------------------------------------------------------------
     Total revenue                                                      628,694               593,959              476,161


     Cost of revenues                                                   723,327               537,110              344,868
                                                                  -----------------------------------------------------------------
                                                                      (94,633)                 56,849              131,293

   Operating expenses:
   General and administrative                                         657,133              1,229,969            1,854,880
   Sales and marketing                                                161,418                361,644              853,093
   Restructuring charges (Note 9)                                       -                      -                  198,006
   Royalty charges                                                     60,000                 60,000               60,000
   Research and development                                             3,973                 17,532                9,019
                                                                  -----------------------------------------------------------------
                                                                      882,524              1,669,145            2,974,998
                                                                  -----------------------------------------------------------------
   Loss from operations                                             (977,157)             (1,612,296)          (2,843,705)

   Other income (expense):
   Interest income                                                    28,801                106,905              161,787
   Miscellaneous income                                                 -                      -                  16,145
   Interest expense                                                  (56,069)              (58,276)              (59,971)
                                                                  -----------------------------------------------------------------
                                                                     (27,268)              48,629               117,961
                                                                  -----------------------------------------------------------------


   Net (loss)                                                    $(1,004,425)          $(1,563,667)          $(2,725,744)

                                                                  =================================================================


   Net (loss) per share (Note 1)                                 $     (0.19)     $        (0.29)      $         (0.51)
                                                                  =================================================================

Weighted average number of common shares
   (Note 1)                                                        5,412,100            5,410,500            5,318,445
                                                                  =================================================================



See accompanying notes.

                                                Ionic Fuel Technology, Inc.

                               Consolidated Statement of Stockholders' Equity





                                                          Common Stock
                                              ----------------------------------     Capital in
                                                                      Par            Excess of
                                                    Shares           Value           Par Value
                                              -----------------------------------------------------

Balance at June 30, 1994                          4,200,000         $42,000         $  6,012,559
     Issuance of common stock                     1,200,000          12,000            4,756,414
     Net loss
     Translation adjustment
                                              -----------------------------------------------------
Balance at June 30, 1995                          5,400,000         54,000          10,768,973
     Net loss
     Translation adjustment
                                              -----------------------------------------------------
Balance at June 30, 1996                          5,400,000         54,000          10,768,973
     Net loss
     Issuance of compensatory stock
       options and warrants                                                            68,000
     Exercise of stock options                        1,600             16                434
     Translation adjustment
                                              -----------------------------------------------------
Balance at June 30, 1997                          5,401,600         $54,016         $10,837,407
                                              =====================================================



See accompanying notes.

                                                Ionic Fuel Technology, Inc.

                            Consolidated Statement of Stockholders' Equity





                                                                         Cumulative
                                                     Accumulated       Translation
                                                     Deficit            Adjustment           Total
                                              ------------------------------------------------------------

Balance at June 30, 1994                          $(4,609,831)          $(161,817)        $    1,282,911
     Issuance of common stock                                                                  4,768,414
     Net loss                                     (2,725,744)                                 (2,725,744)
     Translation adjustment                                                31,381                 31,381
                                              ------------------------------------------------------------
Balance at June 30, 1995                          (7,335,575)            (130,436)             3,356,962
     Net loss                                     (1,563,667)                                (1,563,667)
     Translation adjustment                                               (20,384)              (20,384)
                                              ------------------------------------------------------------
Balance at June 30, 1996                          (8,899,242)            (150,820)            1,772,911
     Net loss                                     (1,004,425)                                (1,004,425)
     Issuance of compensatory stock
       options and warrants                                                                      68,000
     Exercise of stock options                                                                      450
     Translation adjustment                                                 7,621                 7,621
                                              ------------------------------------------------------------
Balance at June 30, 1997                          $(9,903,667)          $(143,199)         $    844,557
                                              ============================================================



See accompanying notes.

                                                Ionic Fuel Technology, Inc.

                                           Consolidated Statement of Cash Flows




                                                                                      Year ended June 30

                                                                          1997                 1996                  1995
                                                                 -----------------------------------------------------------------

Operating activities
Net (loss)                                                           $(1,004,425)          $(1,563,667)         $(2,725,744)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        66,241                111,316               67,763
     Amortization                                                        62,661                 85,653               79,414
     Non cash compensation                                               16,000                    -                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                              26,128                112,352              (77,870)
       Other receivables                                                 8,674                 2,311                5,039
       Inventory                                                        43,464                (9,058)              (89,498)
       Prepaid expenses                                                 19,211                61,750               (62,966)
       Deferred charges                                                   -                     -                  327,614
       Other assets                                                      2,195                33,374                (6,267)
       Accounts payable and accrued expenses                          (131,121)             (174,440)             (165,866)
                                                                 -----------------------------------------------------------------
Net cash used in operating activities                                (890,972)            (1,340,409)           (2,648,381)

Investing activities
Acquisition of investments                                              -                       -              (6,063,303)
Acquisition of patents and license                                   (25,885)                (18,703)             (38,219)
Acquisition of equipment                                             (29,239)                    -               (100,283)
   Accretion of interest                                             -                       (13,949)            (122,161)
Proceeds from maturity of investments                                -                     1,300,000            4,899,413
                                                                 -----------------------------------------------------------------
Net cash (used in) provided by investing activities                  (55,124)              1,267,348           (1,424,553)

Financing activities
Principal payments on capital leases                                 -                      (14,707)             (30,911)
Principal payments under licensing agreement                         (15,931)               (13,725)             (11,824)
Net proceeds from issuance of stock                                      450                   -               4,768,414
                                                                 -----------------------------------------------------------------
Net cash (used in) provided by financing activities                  (15,481)               (28,432)           4,725,679
                                                                 -----------------------------------------------------------------

Effects of exchange rate differences on cash                         (19,882)                (6,677)              9,810
                                                                 -----------------------------------------------------------------

(Decrease) increase in cash                                         (981,459)              (108,170)            662,555
Cash, beginning of year                                            1,173,088              1,281,258             618,703
                                                                 -----------------------------------------------------------------
Cash, end of year                                                $    191,629          $  1,173,088         $ 1,281,258
                                                                 =================================================================

Interest paid                                                    $     56,069         $      58,276         $    59,971
                                                                 =================================================================



See accompanying notes.

                                                Ionic Fuel Technology, Inc.

                                  Notes to Consolidated Financial Statements



1. Summary of Significant Accounting Policies

Basis of Presentation

Ionic Fuel Technology, Inc. ("Company"), a Delaware corporation formed on December 10, 1991, manufactures ion generating equipment for sale or lease to entities in various industries, in the United Kingdom and Europe, to reduce airborne emissions and fuel consumption.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ionic Fuel Technology USA, Inc. ("IFT, USA"), a company incorporated in the U.S. and Ionic Fuel Technology Ltd. ("IFT Ltd."), a company incorporated in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

At June 30, 1997 and 1996, the Company maintained cash balances of approximately $69,000 and $980,000, respectively, at a bank in excess of the insurance limits ($100,000) of the Federal Deposit Insurance Corporation.

The Company performs periodic evaluations of its customers financial condition and generally does not require collateral.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventory

Inventory is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value.

Equipment and Vehicles

Equipment and vehicles are stated at cost less accumulated depreciation and amortization provided on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment under lease to third parties is depreciated over the life of the lease, generally five years.

                                                Ionic Fuel Technology, Inc.

1. Summary of Significant Accounting Policies (continued)

Intangible Assets

Patents are carried at cost, less accumulated amortization provided on the straight-line basis over the estimated useful lives of the assets which range from five to fifteen years. Amortization expense of these intangible assets amounted to $62,661, $61,732 and $59,410 for the years ended June 30, 1997, 1996 and 1995, respectively. Accumulated amortization amounted to $322,272 and $259,611 at June 30, 1997 and 1996, respectively.

The value of rental and maintenance contracts acquired was amortized over the lives of the contracts, which ranged from one to four years. The original lives of all contracts purchased expired in 1996. This amortization expense amounted to $23,921 and $20,004 for the years ended June 30, 1996 and 1995, respectively.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect upon deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value

Cash and cash equivalents, accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value.

Stock Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Under the Company's current plan, options may be granted at not less than the fair market value on the date of grant and therefore, no compensation expense is recognized for the stock options granted. In the year ended June 30, 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The effect of applying SFAS No. 123's fair value method to the Company's stock- based awards results in net loss and per share data amounts for the years ended June 30, 1997 and 1996, respectively, that are not materially different from amounts reported.

Per Share Data

Net loss per share of common stock is computed using the treasury stock method based on the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period.

                                               Ionic Fuel Technology, Inc.

1. Summary of Significant Accounting Policies (continued)

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

Field Engineering Costs

Cost of revenues reflects approximately $176,000 of field engineering, installation, and other field costs incurred in the fourth quarter of the year ended June 30, 1996. Similar costs incurred prior to these periods were included in sales and marketing expenses because extensive engineering support was required to complete the sales process. This change was a result of the change in responsibilities of certain employee's caused by the maturing of the Company's system from a developmental state to a mature product.

Reclassification

Certain amounts at year ended June 30, 1996 have been reclassified to conform to the presentation at the year ended June 30, 1997.

Use of Estimates

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and as such, include amounts based on judgments and estimates made by management, which may differ from actual results.

                                               Ionic Fuel Technology, Inc.

1. Summary of Significant Accounting Policies (continued)

Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share"which the Company will adopt for it second quarter ending December 31, 1997. SFAS No. 128 requires the Company to change the method it currently uses to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options are excluded from computing "basic" earnings per share and remain in the diluted computation. The impact of SFAS No. 128 is not expected to be material.

2. Inventory

Inventory is comprised of the following:
                                                    June 30

                                             1997                1996
                                     ----------------------------------------


Material and supplies                    $161,817             $152,721
Finished goods                            320,629              311,372
                                     ----------------------------------------
                                         $482,446             $464,093
                                     ========================================

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

3. Equipment and Vehicles

Equipment and vehicles are comprised of the following:

                                                    June 30

                                             1997                1996
                                     ----------------------------------------

Equipment                             $ 440,540            $ 404,994
Vehicles                                 35,015               22,754
                                     ----------------------------------------
                                        475,555              427,748
Accumulated depreciation               (394,708)            (321,242)
                                     ----------------------------------------
                                         80,847              106,506
                                     ----------------------------------------

Equipment under lease                  119,667               126,072
Accumulated depreciation               (47,397)              (39,970)
                                     ----------------------------------------
                                        72,270                86,102
                                     ----------------------------------------
                                     $ 153,117            $  192,608
                                     ========================================

Amortization expense included in depreciation expense, relating to the leased equipment, amounted to $15,247, $20,898 and $18,208 for the years ended June 30, 1997, 1996 and 1995, respectively.
                                                          F-10

                                               Ionic Fuel Technology, Inc.

4. Royalty Agreement

Under an agreement effective as of December 1991, the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the patents (initially 15 years). The Company has valued these patent rights ($428,698) based upon the present value of the future minimum royalty payments. The remaining balance of this obligation, less amounts currently due, is included in other long-term obligations. If certain annual profitability levels are achieved, an additional royalty of $24,000 per annum will be payable. In conjunction with this agreement, the Company granted the inventor a security interest in the patents and inventions during the royalty period.

A founder/officer of the Company receives an override royalty of $5,000 per month. This expense amounted to $60,000, for each of the years ended June 30, 1997, 1996 and 1995. During 1995, $1,600 per month of this override royalty was deferred resulting in an accrued royalty expense of $40,000 and $20,800 at June 30, 1997 and 1996, respectively.

5. Leases

The Company leases its facility under a noncancelable operating lease expiring in 1997. The future minimum lease payments under operating and capital leases as of June 30, 1997 are as follows:

                                                                   Operating        Capital
                                                                     leases          leases
                                                                --------------------------------
Year ending June 30:
   1998                                                          $102,723        $  2,491
   1999                                                             9,130           2,913
   2000                                                             3,043           3,146
   2001                                                             -               3,399
   2002                                                             -               3,039
                                                                --------------------------------
   Total minimum lease payments                                  $114,896         $14,988
                                                                ================================


The cost of assets under capital leases amounted to $15,247 at June 30, 1997. There was no cost of assets under capital leases at June 30, 1996.

Rent expense amounted to $166,118, $135,720 and $102,439 for the years ended June 30, 1997, 1996 and 1995, respectively.

The future minimum lease payments receivable under noncancelable operating leases as of June 30, 1997 are as follows:

                                                                   Operating
                                                                     leases
                                                                ----------------
Year ending June 30:
   1998                                                             $134,223
   1999                                                               66,871
   2000                                                                4,926
                                                                ----------------
   Total minimum lease payments receivable                          $206,020
                                                                ================

                                                Ionic Fuel Technology, Inc.

              Notes to Consolidated Financial Statements (continued)



6. Income Taxes

At June 30, 1997, the Company has available operating loss carryforwards for United States federal income tax purposes of $2,045,157 which are available to offset future taxable income, if any, through the indicated years: $6,082 in 2006, $54,766 in 2007, $95,812 in 2008, $600,574 in 2009, $615,511 in 2010,
$380,431 in 2011 and $291,981 in 2012. The amount and timing upon which the Company may realize future tax benefits from its net operating loss is affected by prior changes in ownership of the Company. The Company's subsidiary has unused operating loss carryforwards, with no expiration date, for United Kingdom income tax purposes, of $7,728,104 at June 30, 1997. The statutory tax rates during the year ended June 30, 1997 are 34% and 24% in the U.S. and U.K. During the years ended June 30, 1996 and 1995 the statutory tax rates were 34% and 25% in the U.S. and U.K., respectively.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       June 30

                                                                               1997                 1996
                                                                      -------------------------------------------

Deferred tax liabilities:
Total deferred tax liabilities                                         $   16,904         $        -
Deferred tax assets:
   Benefit of net operating loss carryforwards - U.S.                     695,353                 598,180
   Benefit of net operating loss carryforwards - U.K.                   1,854,745               1,636,330
   Other                                                                   41,477                  58,899
                                                                      -------------------------------------------
   Total deferred tax assets                                            2,591,575               2,293,409
   Valuation allowance                                                 (2,574,671)             (2,293,409)
                                                                      -------------------------------------------
   Net deferred tax assets                                                 16,904                 -
                                                                      ===========================================
   Total net deferred tax assets (liabilities)                        $     -              $      -
                                                                      ===========================================

7. Stockholders' Equity

Effective March 28, 1994, an amendment and restatement of the Company's Restated Certificate of Incorporation was approved by the Board of Directors of the Company providing for an increase in the authorized common stock of the Company to 20,000,000 shares.

On July 28, 1994, the Company issued 1,200,000 units, each unit consisting of one share of common stock, par value $.01 per share, one Series A redeemable common stock purchase warrant and one Series B redeemable common stock purchase warrant. Two Series A Warrants entitle the holder, to purchase one share of Common Stock for $6.50, which rights been extended for a year until July 28, 1998. Two Series B Warrants entitle the holder, to purchase one share of Common Stock for $7.50 until July 28, 1999. Each Series of Redeemable Warrants is redeemable at a price of $.01 per two Redeemable Warrants, upon not less than 30 days prior written notice, if the last sale price of the Common Stock has been at least $9.50 with respect to the Series A Warrants and $10.50 with respect to the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the notice of redemption. As a result of the offering, the Company raised $4,768,414, net of discounts, commissions and offering costs of $1,231,586.

                                                Ionic Fuel Technology, Inc.

      Notes to Consolidated Financial Statements (continued)



7. Stockholders Equity (continued)

Stock Options

The Company's 1992 Stock Option Plan, as amended, (the "Plan"), provides for the granting of qualified or nonqualified options to acquire up to 450,000 common shares by certain key employees of the Company or its subsidiary. Options are exercisable one year after the date of grant at a rate of 20% per annum, on a cumulative basis. Options may be granted through November 30, 2002, although the Plan may be terminated at any time.

The following presents a summary of the Company's stock option activity and related information:

                                                                                                              Weighted
                                                                                                               average
                                                                                              Option           exercise
                                                                            Number          price per           price
                                                                          of shares           share           per share
                                                                      ------------------------------------------------------

Options outstanding at June 30, 1994                                       198,000           $2.81-$5.00        $4.51
   Granted                                                                  28,000            $2.13             $2.13
   Exercised                                                                 -
   Canceled                                                               (136,000)         $2.81-$4.69         $4.47
                                                                      ------------------
Options outstanding at June 30, 1995                                        90,000          $2.13-$5.00         $3.18
   Granted                                                                  36,000             $.28             $ .28
   Exercised                                                                -
   Canceled                                                                 -
                                                                      ------------------
Options outstanding at June 30, 1996                                        126,000           $ .28-$5.00        $2.35
   Granted                                                                  206,000           $1.06-$4.00        $3.31
   Exercised                                                                 (1,600)          $  .28             $ .28
   Canceled                                                                   -
                                                                      ------------------
Options outstanding at June 30, 1997                                        330,400           $  .28-$5.00      $2.96
                                                                      ==================

At June 30, 1997, options for 119,600 shares were available for future grants and 212,000 options were exercisable.

In April 1997, the Company issued 150,000 options to a financial public relations firm in lieu of a $20,000 fee required under a written contract for annual services commencing January 1, 1997. The options were divided into thirds and are exercisable at $2, $3 and $4 a share, respectively. They are exercisable immediately and expire on December 31, 2002. For the year ended June 30, 1997, the Company has recognized compensation expense for the fair value of these options of $10,000.

                                                Ionic Fuel Technology, Inc.

7. Stockholders' Equity (continued)

Warrants

In April 1997, the Company issued 150,000 warrants to a financial consultant in lieu of present and future compensation for services. Each warrant entitles the holder to purchase one share of Common Stock. The exercise price of 75,000 of the warrants is $2.25 per warrant and the exercise price of the remaining 75,000 warrants is $3.50 per warrant. The warrants were exercisable immediately and expire in March 15, 2001. The fair value of the warrants, $48,000 was based on contract value of the services to be provided. Compensation expense of $6,000 was recognized for the year ended June 30, 1997.
8. Results of Foreign Operations

Total assets and liabilities and results of operations for IFT Ltd. were as follows:

                                                                 June 30

                                                        1997                        1996
                                            ---------------------------------------------------------


Total assets                                        $ 904,452                   $ 1,001,869
                                            =========================================================
Total liabilities                                   $ 357,834                   $   543,080
                                            =========================================================
Revenues                                            $ 601,408                   $   593,959
                                            =========================================================
Loss from operations                                $(709,309)                  $(1,197,933)
                                            =========================================================

9. Restructuring Charges

During 1995, IFT Ltd. undertook a fundamental restructuring, leading to the termination of over half of its workforce. Other costs relating to this restructuring included inventory writedowns and early termination payments on certain motor vehicle leases.

10. Subsequent Event

On July 14, 1997, the Company completed a private offering of 771,833 shares of its common stock and Series C Warrants at a price of $2.25 per unit. Each unit is comprised of one share of common stock, par value $0.01 per share and one warrant to purchase one share of common stock at a price of $2.95, expiring July 10, 2000. The Company granted 71,183 Series C Warrants to their broker in exchange for the services provided. The Company received total proceeds of $1,736,624 which, net of offering expenses of $165,965, will be used for general working capital.

                                                Ionic Fuel Technology, Inc.

                       Schedule II-Valuation and Qualifying Accounts




                                                                                    Additions/Deductions
                                                                        ------------------------------------------
                                                        Balance at            Charged to            Write-Offs
                                                       Beginning of           Costs and               Net of             Balance at
                   Description                            Period               Expenses             Recoveries        End of Period
                                                   -------------------------------------------------------------------------------

For the year ended June 30, 1995
   Allowance for doubtful accounts                       $43,565                 $1,439              $  -                 $45,004
   Inventory reserve                                     $12,230                 $18,525             $  -                 $30,755

For the year ended June 30, 1996
   Allowance for doubtful accounts                       $45,004                 $  -                $1,213               $43,791
   Inventory reserve                                     $30,755                 $26,560             $  -                 $57,315

For the year ended June 30, 1997
   Allowance for doubtful accounts                       $43,791                  $510               $44,301               $    -
   Inventory reserve                                     $57,315                 $37,647             $  -                  $94,962


                                                    SIGNATURES




      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  September    , 1997

                                            IONIC FUEL TECHNOLOGY, INC.


                                            By:
                                                   Douglas F. Johnston

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

      Name                                         Titles                          Date




      Douglas F. Johnston                Chairman & Chief Financial       September   , 1997
                                         Officer



      Anthony J.S. Garner                President, Chief Executive       September   , 1997
                                         Officer and Director


      Paul C. O'Neill                    Treasurer and Director           September   , 1997



      Frank J. Hollendoner               Director                         September   , 1997



      Henry W. Sullivan                  Director                         September   , 1997
