Form 10-Q
period 1997-09-30
IONIC FUEL TECHNOLOGY INC
filed 1997-11-06
CIK 925006

United States
                                        Securities and Exchange Commission
                                              Washington, D.C. 20549

                                                     FORM 10-Q

                                                    (Mark One)


     [x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997

                                                           or

     [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934
         For the Transition Period From                                  to

    Commission file number  1-13234

                           Ionic Fuel Technology, Inc.

                (Exact name of registrant as specified in its charter)

                  Delaware                                      06-1333140

     (State or other jurisdiction of incorporation           (I.R.S. Employer
       or organization)                                     Identification No.)

       300 Delaware Avenue, Suite 1704
                Wilmington, Delaware                          19801-1622
       (Address of principal executive offices)              (Zip Code)

                                                               (302) 427-5957
              (Registrant's telephone number, including area code)

                                                                Not applicable
               (Former name, former address and former year, if changed
                 since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes X No ___

                   Applicable Only to Issuers Involved in Bankruptcy
                       Proceedings During the Preceding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ___ No ___

                                            Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

   Common Stock, $.01 Par Value - 6,173,433 shares as of September 30, 1997

                                            IONIC FUEL TECHNOLOGY, INC.

                                                       INDEX



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets - September 30, 1997 and June 30, 1997

          Consolidated statements of operations - Three months ended September 30, 1997 and 1996

          Consolidated statements of cash flows - Three months ended September 30, 1997 and 1996

          Notes to consolidated financial statements - September 30, 1997

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



          PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K
                   Form 8-K for the period July 10, 1997 covering Items 5 & 7 Form 8-K for the period July 24, 1997 covering Item 5

          Signatures

PART I.  FINANCIAL INFORMATION

                                            IONIC FUEL TECHNOLOGY, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                          September 30,          June 30,
                                                                                1997             1997
                                                                             -------           --------
Assets                                                                     (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents (Note 2)                                         $ 1,445,691        $    191,629
  Trade accounts receivable                                                      100,958              59,420
  Inventory (Note 3)                                                             477,095             482,446
  Prepaid expenses                                                               130,085             137,676
                                                                                 -------             -------
Total current assets                                                           2,153,829             871,171

Equipment and vehicles, net of accumulated
  depreciation of $442,988 at September 30, 1997
    and $442,105 at June 30, 1997                                                127,665             153,117

Patents, net                                                                     587,133             603,003
                                                                                 -------             -------
Total assets                                                                 $ 2,868,627         $ 1,627,291
                                                                               =========           =========

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                        $       80,033      $       87,155
  Accrued expenses                                                               227,784             239,827
  Provisions for warranties and returns                                           18,621              16,380
  Accrued royalty, due to officer                                                 44,800              40,000
  Current portion of royalty agreement                                            19,194              18,720
  Accrued salary, benefits and payroll taxes                                      21,822              19,419
  Current portion of capital lease obligations                                    18,010              14,984
                                                                                  ------              ------

Total current liabilities                                                        430,264             436,485

Other long-term liabilities                                                      341,415             346,249

Stockholders' equity:
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued and
     outstanding 6,173,433 and 5,401,600 shares
       respectively                                                               61,734              54,016
   Capital in excess of par value                                             12,381,805          10,837,407
   Accumulated deficit                                                       (10,183,130)        ( 9,903,667)
   Cumulative translation adjustment                                       (     163,461)       (    143,199)
                                                                            ------------         -----------
Total stockholders' equity                                                     2,096,948             844,557
                                                                               ---------             -------
Total liabilities and stockholders' equity                                  $  2,868,627        $  1,627,291
                                                                              ==========          ==========

See accompanying notes

                 Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                                            IONIC FUEL TECHNOLOGY, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)


                                                                                   Three Months Ended
                                                                                     September 30,
                                                                                   1997        1996


                 Revenues:
                   Rental income                                           $      84,354    $    78,682
                   Service income                                                 28,715         28,795
                 Total revenues                                                  113,069        107,477

                 Cost of revenues                                                174,609        181,416
                                                                                ( 61,540)   (    73,939)

                 Operating expenses:
                   General and administrative                                    143,291        145,788
                   Sales and marketing                                            47,689         31,827
                   Royalty charges                                                15,000         15,000
                   Research and development                                       11,499            657
                                                                                     ---
                                                                                 217,479        193,272
                 Operating (loss)                                             (  279,019)    (  267,211)

                 Other income (expense):
                   Interest income                                                13,188           10,531
                   Interest expense                                          (    13,632)     (    14,237)
                                                                              ----------
                                                                              (      444)    (      3,706)
                                                                              $(  279,463)     $( 270,917)
                                                                                ========

                 Net (loss) per share                                           $(   .05)    $(       .05)

                 Weighted average number of
                    common shares                                              6,074,870         5,410,500

                 See accompanying notes




                                            IONIC FUEL TECHNOLOGY, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)


                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                                  1997                 1996


                 Operating activities:
                 Net (loss)                                                                      $(  279,463)       $(  270,917)
                 Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation                                                                                      18,587              20,252
    Amortization                                                                                      15,869              15,734
    Changes in operating assets and liabilities:
       Accounts receivable                                                                      (    43,715)       (      7,973)
       Other receivables                                                                      (         537)              8,906
       Inventory                                                                                      2,053               9,384
       Prepaid expenses                                                                               5,621              12,866
       Accounts payable and accrued expenses                                                            284         (    56,746)

Net cash used by operating activities                                                            (  281,301)         (  268,494)

Investing activities
Acquisition of equipment                                                                        (      4,539)        (    11,387)
Acquisition of patents                                                                                   -          (      1,066)
Cash used by investing activities                                                               (      4,539)        (    12,453)

Financing activities
Principal payments under licensing agreement                                                    (      4,367)       (      3,763)
Net proceeds from issuance of stock                                                                1,552,116                -

Net cash provided (used) by financing activities                                                   1,547,749        (      3,763)

                 Effects of exchange rate differences on cash                                   (      7,847)                798

                 Increase (decrease) in cash and cash equivalents                                  1,254,062          (  283,912)
                 Cash and cash equivalents, beginning of period                                      191,629           1,173,088

                 Cash and cash equivalents, end of period                                        $ 1,445,691        $    889,176

                 Interest paid                                                                 $      13,632        $     14,237

                 See accompanying notes




                                            IONIC FUEL TECHNOLOGY, INC.




                 Notes to Consolidated Financial Statements
                 (Unaudited)
                 September 30, 1997



    1.  Basis  of  Presentation  a)  The  accompanying   unaudited  consolidated
    financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on From 10-K for the year ended June 30, 1997.

    2. Cash Equivalents a) The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

    3.        Inventory

    Inventory is comprised of the following:

                                          September 30,                June 30,
                                              1997                        1997
                                             ----                        ----

    Material and supplies                    $153,497                 $161,817
    Finished goods                            323,598                  320,629
                                              -------                  -------

                                             $477,095                 $482,446





    Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Three Months Ended September 30, 1997 and September 30, 1996

         Total revenues increased to approximately $113,000 during the three month period ended September 30, 1997 from approximately $107,000 for the three month period ended September 30, 1996.

         The increase of approximately $6,000 in revenues related to an increase in rental revenues from new customers; there were no equipment sales in the quarter and service income remained approximately the same.

         Gross profit increased to a loss of approximately $(62,000) during the three months ended September 30, 1997 (loss of $74,000 in 1996) due to lower service costs.

         General and administrative expenses remained approximately the same during the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

         Research  and  development   expenses   increased  $11,000  related  to
upgrading IFT equipment for hazardous zone locations.

         Sales and marketing expenses increased to approximately $48,000 during the three months ended September 30, 1997, from approximately $32,000 during the three months ended September 30, 1996, an increase of $16,000 principally due to an increase in professional costs.

         Other expense (net) decreased to approximately $(400) during the three months ended September 30, 1997 from approximately $(3,700) of net expense during the same period in 1996, due to an increase in interest income.

Liquidity and Sources of Capital

         Net cash used by operations was approximately $281,000 for the three months ended September 30, 1997 and approximately $268,000 for the three months ended September 30, 1996. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $1.7 million at September 30, 1997 and approximately $450,000 at June 30, 1997. Working capital has been utilized to fund operations.

         On July 14, 1997, the Company issued 771,833 units, each unit consisting of one share of common stock, par value $.01 per share and one Series C, Common Stock purchase warrant. As a result, the Company raised $1,552,116 net of discounts, commissions and offering costs of $184,508.

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Currency Fluctuation

         Currency fluctuations were insignificant to the Company's operations for the three months ended September 30, 1997 and 1996. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Change in the exchange rates of currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

         Inflation has not had a significant impact on the results of the Company's operations for the three months ended September 30, 1997 and 1996.

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

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-k during the three months ended September 30, 1997.

 EXHIBIT I

                                            IONIC FUEL TECHNOLOGY, INC.

                                     COMPUTATION OF NET LOSS PER COMMON SHARE




                                                                                     September 30,
                                                                             1997              1996

                 Net loss                                               $(   279,463)    $(   270,917)


                 Average common shares outstanding                          6,064,370       5,400,000

Incremental shares issuable pursuant to SAB Topic 4D                           10,500          10,500

Total shares                                                                6,074,870       5,410,500
                                                                            =========       =========

Net loss per common share                                                 $(     .05)    $(       .05)
                                                                       ==============      ==============






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Ionic Fuel Technology, Inc.

                                   (Registrant)



Date:  November 6, 1997              Douglas Johnston
                                     Chairman and Chief Financial Officer
                                     (Name and Title)

Date:  November 6, 1997              Anthony Garner
                                     President, Chief Executive Officer and
                                      Director