Form 10-Q
period 1997-12-31
IONIC FUEL TECHNOLOGY INC
filed 1998-02-12
CIK 925006

United States Securities and Exchange Commission
                          Washington, D.C. 2054

                                                     FORM 10-Q

                                                    (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended December 31, 1997

                                                      or

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

         Common Stock,  $.01 Par  Value -  6,297,155 shares as of
         December 31, 1997

                           IONIC FUEL TECHNOLOGY, INC.

                                                       INDEX



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets - December 31, 1997 and June 30, 1997

          Consolidated statements of operations - Three months ended December 31, 1997 and 1996; six months ended December 31, 1997 and 1996

          Consolidated statements of cash flows - Six months ended December 31, 1997 and 1996

          Notes to consolidated financial statements - December 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


 Signatures

PART I.  FINANCIAL INFORMATION

                                            IONIC FUEL TECHNOLOGY, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                          December 31,           June 30,
                                                                                1997                1997
                                                                          ----------------------------------
Assets                                                                     (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents (Note 2)                                        $  1,433,994        $    191,629
  Trade accounts receivable                                                      142,584              59,420
  Inventory (Note 3)                                                             482,689             482,446
  Prepaid expenses                                                               109,678             137,676
                                                                             -----------         -----------
Total current assets                                                           2,168,945             871,171

Equipment and vehicles, net of accumulated
  depreciation of $442,883 at December 31, 1997
    and $442,105 at June 30, 1997                                                157,849             153,117

Patents, net                                                                     579,148             603,003
                                                                             -----------         -----------
Total assets                                                                 $ 2,905,942         $ 1,627,291
                                                                               =========           =========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                       $       61,174      $       87,155
   Accrued expenses                                                              254,742             239,827
   Provisions for warranties and returns                                          33,532              16,380
   Accrued royalty, due to officer                                                49,600              40,000
   Current portion of royalty agreement                                           20,172              18,720
   Accrued salary, benefits and payroll taxes                                     23,358              19,419
   Current portion of long-term obligations                                       11,488              14,984
                                                                             -----------         -----------

Total current liabilities                                                        454,066             436,485

Long-term liabilities
   Long-term obligations less current portion                                     35,303                -
   Other long-term liabilities                                                   335,896             346,249
                                                                             -----------         -----------

Total long-term liabilities                                                      371,199             346,249

Stockholders' equity:
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued and
     outstanding 6,297,155 and 5,401,600 shares
       respectively                                                               62,972              54,016
   Capital in excess of par value                                             12,693,786          10,837,407
   Accumulated deficit                                                       (10,527,767)        ( 9,903,667)
   Cumulative translation adjustment                                       (     148,314)       (    143,199)
                                                                            ------------         -----------
Total stockholders' equity                                                     2,080,677             844,557
                                                                            ------------         -----------
Total liabilities and stockholders' equity                                 $   2,905,942        $  1,627,291
                                                                             ===========          ==========

See accompanying notes

         Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                            IONIC FUEL TECHNOLOGY, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)



                                               Three Months Ended                   Six Months Ended
                                                      December 31,                      December 31,
                                       1997            1996                           1997              1996
                                ------------         --------------                     --------------

Revenues:
  Rental income                 $     72,272       $     81,085                $ 156,626       $     159,767
  Service income                      35,485             38,013                   64,200              66,808
  Equipment sales                     15,917            151,751                   15,917             151,751
  Consulting income                   23,818               -                      23,818                 -
                                     ---------------    -------------------      ------
Total revenues                       147,492            270,849                  260,561             378,326


Cost of revenues                     196,062            213,957                  370,671             395,373
                                 -----------         ----------               ----------          ----------
                                (     48,570)            56,892               (  110,110)        (    17,047)
-----------------

Operating expenses:
  General and administrative         214,339            162,561                  357,630             323,349
  Sales and marketing                 38,964             52,523                   86,653              84,350
  Royalty charges                     15,000               -                      30,000                -
  Research and development            25,195                146                   36,694                 803
                                     ----------          ----------             ----------       -----------
                                     293,498            215,230                  510,977             408,502
                                 -----------         ----------               ----------          ----------
Operating (loss)                 (   342,068)        (  158,338)              (  621,087)         (  425,549)
                -

Other income (expense):
  Interest income                     10,897              8,504                   24,085              19,035
  Interest expense              (     13,466)       (    14,094)             (    27,098)        (    28,331)
                                 -----------         ----------               ----------          ----------
                               (       2,569)      (      5,590)            (      3,013)      (       9,296)
                                ------------        -----------              -----------        ------------

Net (loss)                       $(  344,637)       $(  163,928)              $( 624,100)        $(  434,845)
                                   =========           =========               ========         =========

Net (loss) per share         $(        0.06)         $(    0.03)             $(     0.10)       $(      0.08)
                                 ============       ============             ============       =============

Weighted average number of
   common shares                   6,206,795          5,410,500                6,140,832           5,410,500
                                   =========          =========                =========           =========

See accompanying notes



                                            IONIC FUEL TECHNOLOGY, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)



                                                         Six Months Ended
                                                          December 31,
                                                     1997               1996
                                                    ------------       --------

Operating activities:
Net (loss)                                        $( 624,100)      $(  434,845)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                      11,042            41,351
    Amortization                                      31,864            31,465
    Changes in operating assets and liabilities:
       Accounts receivable                        (   83,577)        (  98,508)
       Other receivables                               6,667            16,103
       Inventory                                      10,546            37,698
       Prepaid expenses                               20,599            29,918
       Accounts payable and accrued expenses          22,495         (  96,703)
                                                    ----------       ----------
Net cash used by operating activities             (  604,464)       (  473,521)

Investing activities
Acquisition of equipment                              -            (    32,200)
Acquisition of patents                           (     8,009)     (      1,066)
                                                ------------         -----------
Net cash used by investing activities           (      8,009)      (    33,266)

Financing activities
Principal payments under licensing agreement   (       8,901)       (    7,669)
Net proceeds from issuance of stock                1,865,335                -
                                                    ---------          -------

Net cash provided (used) by financing activities   1,856,434        (    7,669)

Effects of exchange rate differences on cash     (     1,596)            4,242
                                                   ------------     ----------

Increase (decrease) in cash and cash equivalents   1,242,365         ( 510,214)
Cash and cash equivalents, beginning of period       191,629         1,173,088
                                                  -----------       ---------

Cash and cash equivalents, end of period         $ 1,433,994       $    662,874
                                                  =========         ==========

Supplemental Cash Flow Disclosures
Interest paid                                   $    27,098       $      28,331
                                                ===========        ============

Noncash investing and financing activity:
   Acquisition of equipment by incurring
     additional indebtedness                    $    29,139       $       -
                                                ============         =======

See accompanying notes

                                            IONIC FUEL TECHNOLOGY, INC.




Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1997



Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventory

    Inventory is comprised of the following:
                                             December 31,            June 30,
                                             1997                        1997
                                             ----                        ----

    Material and supplies                    $158,468                  $161,817
    Finished goods                            324,221                   320,629
                                              -------                   -------

                                             $482,689                  $482,446
                                              =======                   =======

    Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Six Months Ended December 31, 1997 and December 31, 1996

         Total revenues decreased to approximately $261,000 during the six month period ended December 31, 1997 from approximately $378,000 for the six month period ended December 31, 1996.

         The decrease of approximately $136,000 in equipment sales revenues relates to one purchase in the prior year not repeated in the current year.
An increase in consulting income of approximately $24,000 relates to a data logging service for a major company. Service income and rental income remained approximately the same.

         Gross profit decreased to a loss of approximately $(110,000) during the six months ended December 31, 1997 (loss of $(17,000) in 1996) due to the decline in total revenues. Cost of sales was relatively constant at $371,000 ($395,000 for 1996).

         General and administrative expenses increased to approximately $358,000 during the six months ended December 31, 1997 from approximately $323,000 during the six months ended December 31, 1996. This increase is primarily due to a change in the method of internal overhead absorption and increased legal, professional and accounting costs.

         Sales and marketing expenses remained approximately the same. Research and development expenses increased to approximately $37,000 during the six months ended December 31, 1997 from approximately $1,000 during the six months ended December 31, 1996 related to upgrading IFT equipment for hazardous zone locations.

         Other expense (net) decreased to approximately $(3,000) of net expense during the six months ended December 31, 1997 from approximately $(9,000) of net expenses during the same period in 1996, due to an increase in interest income.

Three Months Ended December 31, 1997 and December 31, 1996

         Total revenues decreased to approximately $147,000 during the three month period ended December 31, 1997 from approximately $271,000 for the three month period ended December 31, 1996.

  The decrease of approximately $136,000 in equipment sales is described above. Rental income decreased approximately $9,000 due to the mix of rental contracts. An increase in consulting income of approximately $24,000 relates to the data logging contract referred to above.

         Gross profit decreased to a loss of approximately $(49,000) during the three months ended December 31, 1997 (profit of $57,000 in 1996) due to the fall in overall revenue for the quarter.


General and administrative expenses increased to approximately $214,000 during the three months ended December 31, 1997 from approximately $163,000 during the three months ended December 31, 1996. This increase is primarily due to increased accounting and legal expenses during the quarter, together with a change in the method of fixed cost apportionment.

         Sales and marketing expenses decreased to approximately $39,000 during the three months ended December 31, 1997, from approximately $53,000 during the three months ended December 31, 1996, a decrease of $14,000 principally due to the decline in sales commissions.

         Research and development expenses increased to approximately $25,000 during the three months ended December 31, 1997 from less than $1,000 during the three months ended December 31, 1996 due to continuing development of both a Zone 1 and multi-tiered IFT unit.

         Other expense (net) decreased to approximately $(3,000) of net expense during the three months ended December 31, 1997 from approximately $(6,000) of net expense during the same period in 1996, due to an increase in interest income.

Liquidity and Sources of Capital

         Net cash used by operations was approximately $600,000 for the six months ended December 31, 1997 and approximately $475,000 for the six months ended December 31, 1996. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $1.7 million at December 31, 1997 and approximately $450,000 at June 30, 1996. Working capital has been utilized to fund operations.

         On July 14, 1997, the Company issued 771,833 units, each unit consisting of one share of common stock, par value $.01 per share and one
 Series C, Common Stock purchase warrant. As a result, the Company raised $1,552,116 net of discounts, commissions and offering costs of $184,508.

         During the three months ended December 31, 1997, 26,000 options and 97,722 warrants were exercised. As a result the Company raised $313,219.

Currency Fluctuation

         Currency fluctuations were insignificant to the Company's operations for the six months ended December 31, 1997 and 1996. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the French Franc, the Belgian
 Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

         Inflation has not had a significant impact on the results of the Company's operations for the six months ended December 31, 1997 and 1996.

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

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-k during the six months ended December 31, 1997.

                             EXHIBIT I

                                            IONIC FUEL TECHNOLOGY, INC.

                                     COMPUTATION OF NET LOSS PER COMMON SHARE




                                             Three Months Ended                       Six Months Ended,
                                                  December 31,                          December 31,
                                               1997              1996                 1997              1996
                                               ----              ----                 ----              ----

Net loss                                  $(   344,637)     $(   163,928)        $(   624,100)    $(   434,845)
        ---------

Average common shares
   outstanding                               6,196,295         5,400,000            6,130,332        5,400,000
Incremental shares issuable
 pursuant to SAB Topic 4D                       10,500            10,500               10,500           10,500
                                           -------------      -----------           -----------     ------------
Total shares                                 6,206,795         5,410,500            6,140,832        5,410,500
                                             =========         =========            =========        =========

Net loss per common share                    $(   0.06)      $(    0.03)         $(     0.10)        $(   0.08)
                                          =============      ============        ============     =============


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Ionic Fuel Technology, Inc.
                                                  (Registrant)



Date: February 12, 1998                            Douglas Johnston
                                         Chairman and Chief Fiancial Officer
                                                  (Name and Title)



Date:  Feburuary 12, 1998                           Anthony Garner
                                         President, Chief Executive Officer and
                                           Director
                                               (Name and Title)