Form 10-K/A
period 1997-06-30
IONIC FUEL TECHNOLOGY INC
filed 1998-04-01
CIK 925006

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-K/A

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

         Tests were conducted at the Lowenbrau brewery by the German test authority TUV and showed that with IFT System the boiler was able to operate with less combustion air thereby improving the thermal efficiency. A review on ionization processes conducted by Portsmouth University sponsored by the Energy Technical Support Unit, ETSU, reported that fuel savings could be achieved by use of the IFT technology.


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

         The Company maintains its corporate office in Wilmington, Delaware pursuant to an annual lease with an annual rental of approximately $3,000 plus utilities. Such lease is renewed annually.

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

         General and administrative expenses decreased to approximately $657,000 during the year ended June 30, 1997 from approximately $1,230,000 in the year ending June 30, 1996, a reduction of $573,000. Field engineering and service costs of $541,000 which represents nine months of charges in the year ended June 30, 1996 are no longer classified as general and administrative as stated above. Other items in aggregate were reduced $32,000.

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

         The Company liquidated its U.S. Treasury investments during the year ended June 30, 1996. The Company's primary investing activity in the year ended June 30, 1995 involved the acquisition and sale of U.S. Treasury obligations. Capital expenditures amounted to approximately $29,000 and $100,000 during fiscal years "97 and "95, respectively. There were no capital expenditures during the year ended June 30, 1996. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment. The Company has no plans for a significant investment in capital equipment in fiscal 1998.

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

      Impact of Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time or date sensitive software may recognize a date defined as "00" as being the Year 1900 rather than the Year 2000. This could cause system failure, miscalculations or other disruptions of operations, including, among other things an inability to process transactions, obtain supplies or raw materials from vendors or otherwise engage in normal business activities.

         The Company has reviewed the impact of the Year 2000 on both the hardware and software applications affecting the Company's operations. Based on such review, management does not expect the cost of any required software changes to have a material impact on the Company's operations and such changes can be implemented prior to the Year 2000 in the normal course of business. Management cannot predict the impact of the Year 2000 on its vendors business or whether such impact will have a material effect on the Company's operations.



      Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements and the financial statement schedule set forth in Item 14 of this annual report.

      Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

                                                        PART III

      Item 10.  Directors and Officers of the Registrant


      Douglas F. Johnston ............................. CFO/Chairman

      Anthony J.S. Garner ................... President/CEO/Director

      Paul C. O'Neill............................ Treasurer/Director

      Frank J. Hollendoner ................................ Director

      Henry W. Sullivan ................................... Director


      Name, Age and Principal Occupation

         Douglas F. Johnston, 67, is a co-founder of the Company and has served as Chairman and Chief Financial and Accounting Officer since its inception in December 1991 and as President and Chief Executive Officer since inception until January 1994. From July 1990 until April 1991, Mr. Johnston was a private investor. From April 1991 until December 1991, Mr. Johnston, in conjunction with Messrs. O'Neill and Garner, performed a due diligence investigation on the Wentworth technology underlying the IFT System ("Wentworth Technology") to determine whether to enter into the business. Such investigation included reviewing the scientific literature regarding the effect of Ions on flame chemistry, reviewing the legal status of Wentworth's patents, testing prototypes of certain devices built by Wentworth, examining Wentworth's test procedures and data and studying the feasibility of commercializing the Wentworth technology. From September 1988 until July 1990, Mr. Johnston was President and Chief Executive Officer and Director of Sudbury, Inc., a manufacturing company principally serving the automotive industry with OEM parts. Mr. Johnston has an S.B. in Industrial Administration from Yale University and an M.B.A. from Harvard Business School.


         Anthony J.S. Garner, 58, has served as a director and President of the Company and also as Chairman and Chief Executive Officer of IFT, Ltd., the Company's U.K. subsidiary, since the Company's inception and as CEO of the Company since May 15, 1996. From December 1990 until October 1991, Mr. Garner was a private investor. From October 1991 to December 1991 Mr. Garner performed a due diligence investigation on the Wentworth Technology in conjunction with Messrs. Johnston and O'Neill, as set forth in Mr.

Johnston's biography. From June 1988 until December 1990, Mr. Garner was Chief Executive Officer and managing director of Sigma Corp. Ltd., a manufacturer of custom gauges for the aerospace industry. He served as Chief Executive Officer of Winchmore PLC, a distributor of commercial boilers and air conditioners. Mr. Garner has the U.K. equivalent of a B.S. in Mechanical Engineering.


         Paul C. O'Neill, 72, is a co-founder of the Company and has served as Treasurer and Director of the Company since the Company's inception. From April 1991 until December 1991, Mr. O'Neill was a private investor and performed a due diligence investigation on the Wentworth Technology in conjunction with Messrs. Johnston and Garner, as set forth in Mr. Johnston's biography. From May 1978 until April 1991, Mr. O'Neill served as Chairman of Ovington Securities Ltd., an investment firm located in London, England.

         Frank J. Hollendoner, 52, was named to the Company's Board of Directors in January, 1997. Mr. Hollendoner also currently serves as Chairman of three European companies: Doughty Hanson & Co., a money management concern; Independent Care Group, a firm that develops, owns and operates private hospitals in Britain and Norden Pac Industries A.B., a Swedish packaging equipment company. From 1986-1994, Mr. Hollendoner was a principal and a managing director of Ovington Securities Ltd. Since 1994, Mr. Hollendoner has been a private investor. Mr. Hollendoner holds a BA in Economics from Georgetown University and an MBA from Stanford University School of Business.

         Henry W. Sullivan, 57, was named to the Company's Board of Directors in August, 1997. Since 1991 Mr. Sullivan has been the President and a Director of GAIA Technologies, Inc., a company engaged in the chemical business. He was also the Vice Chairman and a Director of Huntsman Chemical Corporation, the nation's largest private chemical company from 1983 to 1991. Mr. Sullivan holds a B.S. degree in Chemical Engineering from Cooper Union and a Masters degree and Ph.D in Engineering from New York University.

         During fiscal 1997 the Board of Directors held four meetings and acted twice by unanimous written consent.

         The Company has two committees of the Board, an audit committee and a compensation committee, both of which are comprised of a majority of outside directors.

         No directors received cash compensation for serving as directors during the fiscal year ended June 30, 1997. It is anticipated that no existing directors will receive cash compensation for serving in such capacity during the fiscal year ending June 30, 1998. Messrs. Hollendoner and Sullivan have each received options to purchase 14,000 shares of Common Stock in accordance with the Company's Stock Option Plan.

      Item 11.  Executive Compensation

         The following table sets forth the cash and cash equivalents paid during the fiscal years ended June 30, 1995, 1996 and 1997 to the Company's Chief Executive Officer during the last fiscal year. No other officer is compensated at a rate in excess of $100,000 per year.

                                         SUMMARY COMPENSATION TABLE



           Name and             Year                      Annual Compensation                                        long-term
   Principal Position                                                                                               Compensation
                                                                                                                   Awards Payouts
                                         Salary        Bonus          Other       Restricted     Options/
                                          ($)            ($)            ($)       Stock          SARS      LTIP             All
                                                                                  Awards                                   OTHER

                                        ------------------ ---------------
      Anthony J.S.            1997        76,950
      Garner/CEO              1996        72,900
                              1995        70,000



      Mr. Garner is currently being compensated at the rate of $99,000 per year.

      Item 12.  Security Ownership of Certain Beneficial Owners and
Management



                  On February 28, 1998, there were 6,297,155 shares of Common Stock outstanding. The following table sets forth as of February 28, 1998 the number of shares of Common Stock of the Company and the percentage of that class owned beneficially, within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, and the percentage of the Company's voting power owned by (i) all the directors of the Company who are stockholders;
(ii) all stockholders known by the Company to own more than five percent of the Company's Common Stock; and (iii) all directors and officers as a group. All shares set forth in the following table are entitled to one vote per share and the named beneficial owner has sole voting and investment power.





                                Amount and

                                Nature of          Percent of

                               Beneficial         Outstanding Shares

      Name and Address          Ownership(1)      of Common Stock



      Douglas F. Johnston......   932,000                 14.80%

      114 Forest Street

      New Canaan, CT 06840





      Paul C. O'Neill .........   464,000                  7.37%

      95 Eaton Square

      London SW 1W 9DD

      England



      Anthony J.S. Garner .....  330,000 (2)               5.24%

      96 Thorpe Hall Ave

      Thorpe Bay, Essex SSl 3AS

      England



      Frank J. Hollendoner ...... 20,000                    *

      c/o Independent Care

      26 Eccleston Square

      London, England SWIW 1NS





      Henry W. Sullivan ........16,000 (3)                   *

      10814 Jaycee Lane

      Houston, TX 77024



      Donald M. Kleban ......... 335,400(4)                 5.22%

      2 Sutton Place South

      New York, NY 10022



      Ira Sochet ...............319,203(5)                  5.07%

      9350 S. Dixie Highway

      Suite 1260

      Miami, FL 33156





      All Officers and Directors

       as a Group (5 persons) ..  1,602,000(2)(3)             25.44%



      -------------------

      * Less than 1%



      (l) Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options, warrants and convertible notes currently exercisable or convertible within sixty days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of ownership of any other person.



         Unless otherwise indicated, the Company believes that all persons named in the table have sole investment and voting power with respect to the shares of Common Stock beneficially owned by them.

      (2) Includes immediately exercisable options to purchase 160,000 shares at $1.875 per share granted to Mr. Garner by Messrs. Johnston and O'Neill from their personal holdings. Also includes 170,000 shares of Common Stock held by Brutus Investments Ltd., an investment company owned by Brutus Trust. Mr. Garner is neither an officer or director of Brutus Investments, Ltd. nor a settlor, trustee or currently a beneficiary of Brutus Trust. To the extent he or any member of his family may become a beneficiary of Brutus Trust in the future, Mr. Garner disclaims any beneficial interest in such shares.







      (3)         Includes   2,000  shares  of  Common  Stock  and   immediately
                  exercisable options to purchase 14,000 shares of Common Stock at $1.75 per share.



      (4) Includes 202,400 shares of Common Stock (45,000 of which are subject to a purchase option exercisable at $8.25 per share until July 28, 1999 ("Option")), 53,000 Series A Warrants to purchase 26,500 shares of Common Stock, 113,000 Series B Warrants to purchase 56,500 shares of Common Stock, and 50,000 Private Warrants to purchase 50,000 shares of Common Stock. 25,000 of the Private Warrants entitle the holder to purchase 25,000 shares of Common Stock at $2.25 per share and the remaining 25,000 Private Warrants entitle the holder to purchase 25,000 shares of Common Stock at $3.50 per share, each until March 15, 2001. Certain of the foregoing information is reported in a Schedule 13D filed by Kleban with the Company dated as of May 7, 1997.



      (5) Consists of 319,203 shares of Common Stock. The foregoing information is as reported in a Schedule 13D filed by Sochet with the Company dated as of January 23, 1998.



      Item 13.  Certain Relationships and Related Transactions.



      The  Company is  obligated  to pay  Douglas  F.  Johnston,  the  Company's
Chairman,   a  $60,000  per  year  royalty  for  the  duration  of  the  patents contemplated by the Royalty Agreement, one of which lasts until 2007.

         Pursuant to a written agreement, the Company has engaged Perrin, Holden and Davenport Capital Corp. ("PHD") as an investment banking advisor for a two
(2) year term expiring March 15, 1999. In consideration for providing such advising services, the Company has granted PHD Warrants to purchase 150,000 shares of Common Stock expiring on March 15, 2001, 75,000 of such Warrants are exercisable at $2.25 per share and the remaining 75,000 Warrants are exercisable at $3.50 per share. Donald M. Kleban, a 5% shareholder of the Company, and a managing director of PHD, was granted Warrants to purchase 50,000 shares of Common Stock expiring March 15, 2001, 25,000 of such Warrants are exercisable at $2.25 per share and the remaining 25,000 are exercisable at $3.50 per share. The Company will also reimburse PHD for its out-of-pocket expenses incurred in providing services to the Company.



         The Company's general counsel is McLaughlin & Stern, LLP. David W. Sass, the Company's Secretary, is a partner of such firm, to which the Company paid legal fees of $2,000 during the year ended June 30, 1997.

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



      Consolidated Statement of Operations - Years Ended         F-3

      June 30, 1997, 1996 and 1995



      Consolidated Statement of Stockholders' Equity -           F-4

      Years Ended June 30, 1997, 1996 and 1995



      Consolidated Statement of Cash Flows - Years Ended         F-5
   June 30, 1997, 1996 and 1995



      Notes to Consolidated Financial Statements                 F-6



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



      (3)         Exhibits

         3.1      Certificate of Incorporation

                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.



         3.2      By-Laws

                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.



         4.1      Specimen Certificate of Common Stock

                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.



         4.2      Specimen Certificate of A Warrant

                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.



         4.3      Specimen Certificate of B Warrant

                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.



         10.1     Stock Option Plan

                  Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.



        27        Financial Data Schedule



      B.   Reports on Form 8-K



              Form 8-K dated July 10, 1997 electronically filed and accepted on July 15, 1997; Accession No. 0001012118-97-000095.
Reference Item 5. Other Events: On July 10, 1997, the Registrant concluded a private placement of Units pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

              Form 8-K dated July 24, 1997 electronically filed and accepted on July 24, 1997; Accession No. 0001012118-97-000105. Item
5, Other Events: Extending the expiration date of the Class A
Warrants.

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



      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ionic Fuel Technology, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.







                                                    /s/ Ernst & Young LLP




      Stamford, Connecticut


      September 5, 1997




                                                   Ionic Fuel Technology, Inc.



                                                   Consolidated Balance Sheet






                                                                                       June 30
                                                                            1997                         1996
      Assets
      Current assets:
         Cash and cash equivalents (Note 1)                            $    191,629                  $1,173,088
         Trade accounts receivable (net of allowances of $0 and              59,420                      80,332
                  $43,791, respectively)
         VAT and other receivables                                           -                           25,642
         Inventory (Note 2)                                                 482,446                     464,093
         Prepaid expenses                                                   137,676                      84,639
      Total current assets                                                  871,171                   1,827,794

   Equipment and vehicles, net (Notes 1 and 3)                              153,117                     192,608

   Patents, net (Notes 1 and 4)                                             603,003                     638,783
      Total  assets                                                     $ 1,627,291                 $2,659,185

      Liabilities and stockholders' equity Current liabilities:
         Accounts payable                                             $      87,155               $      87,739
         Accrued expenses                                                   239,827                     316,493
         Provisions for warranties and returns                               16,380                      63,833
         Accrued royalty - due to officer (Note 4)                           40,000                      20,800
         Current portion of royalty agreement (Note 4)                       18,720                      16,127
         Accrued salary, benefits and payroll taxes                          19,419                      16,509
         Current portion of capital lease obligations (Note 5)               14,984                      -
      Total current liabilities                                             436,485                     521,501


      Other long-term liabilities (Note 4)                                  346,249                     364,773

      Stockholders' equity (Notes 7 and 10): Common stock, $.01 par value:
         20,000,000  shares  authorized;  issued and  outstanding  5,401,600 and
         5,400,000 shares, respectively (Note 7)
                                                                             54,016                      54,000
         Capital in excess of par value                                      10,837,407                  10,768,973
         Accumulated deficit                                                 (9,903,667)                 (8,899,242)
         Cumulative translation adjustment (Note 1)                            (143,199)                   (150,820)
      Total stockholders' equity                                                844,557                     1,772,911
      Total liabilities and stockholders' equity                            $ 1,627,291                 $ 2,659,185
                                                                        =========================== ============================


      See accompanying notes.





                                                   Ionic Fuel Technology, Inc.



                                              Consolidated Statement of Operations



                                                                              Year ended June 30

                                                              1997                       1996                      1995

      Revenues (Note 1):
         Equipment sales                                $  171,079                  $    122,671           $      80,788
         Service income                                    150,755                       124,084                 118,035
         Rental income                                     306,860                       347,204                 277,338
      Total revenue                                        628,694                       593,959                 476,161


      Cost of revenues                                     723,327                       537,110                 344,868
                                                           (94,633)                       56,849                  131,293

      Operating expenses:
         General and administrative                        657,133                     1,229,969               1,854,880
         Sales and marketing                               161,418                       361,644                 853,093
         Restructuring charges (Note 9)                    -                             -                       198,006
         Royalty charges                                    60,000                        60,000                  60,000
         Research and development                            3,973                        17,532                   9,019
                                                           882,524                     1,669,145               2,974,998
                                                     ------------------------------------------------------------------------
      Loss from operations                                (977,157)                   (1,612,296)             (2,843,705)

      Other income (expense):
         Interest income                                    28,801                       106,905                 161,787
         Miscellaneous income                              -                             -                        16,145
         Interest expense                                  (56,069)                      (58,276)                (59,971)
                                                           (27,268)                       48,629                 117,961
                                                     --------------------------------------------------------------------------


      Net (loss)                                       $(1,004,425)                  $(1,563,667)             $(2,725,744)



      Net (loss) per share (Note 1)                   $     (0.19)                   $    (0.29)              $    (0.51)
                                                     ====================================================== ==================


   Weighted average number of common
         shares
                                                           5,412,100                     5,410,500               5,318,445
         (Note 1)
                                                     =========================================================================






      See accompanying notes.


                                                   Ionic Fuel Technology, Inc.



                                         Consolidated Statement of Stockholders' Equity


                                                              Common Stock                Capital in
                                              --------------------------------------
                                                    Shares               Par              Excess of Par
                                                                        Value                 Value

   Balance at June 30, 1994                         4,200,000           $42,000           $  6,012,559
       Issuance of common stock                     1,200,000            12,000              4,756,414
       Net loss
       Translation adjustment
                                              ------------------- -------------------------------------------
   Balance at June 30, 1995                         5,400,000            54,000             10,768,973
       Net loss
       Translation adjustment
   Balance at June 30, 1996                         5,400,000            54,000             10,768,973
       Net loss
       Issuance of compensatory
         stock options and warrants
                                                                                                68,000
       Exercise of stock options                       1,600                 16                           434
       Translation adjustment
                                              ------------------- -------------------------------------------
   Balance at June 30, 1997                         5,401,600           $54,016            $10,837,407
                                              =================== ===========================================






      See accompanying notes.


                                                            F-4




                                                   Ionic Fuel Technology, Inc.



                                         Consolidated Statement of Stockholders' Equity


                                                                            Cumulative
                                                   Accumulated              Translation
                                                  Deficit                 Adjustment
                                                                                                      Total

   Balance at June 30, 1994                     $(4,609,831)             $(161,817)              $ 1,282,911
       Issuance of common stock                                                                    4,768,414
       Net loss                                  (2,725,744)                                       (2,725,744)
       Translation adjustment                                               31,381                     31,381
                                          ------------------------ ----------------------- ---------------------
   Balance at June 30, 1995                     (7,335,575)              (130,436)                 3,356,962
       Net loss                                 (1,563,667)                                       (1,563,667)
       Translation adjustment                                             (20,384)                   (20,384)
   Balance at June 30, 1996                     (8,899,242)              (150,820)                 1,772,911
       Net loss                                 (1,004,425)                                       (1,004,425)
       Issuance of compensatory
       stock options and
       warrants                                                                                       68,000



       Exercise of stock options                                                                         450
       Translation adjustment                                               7,621                      7,621
                                          ------------------------ ----------------------- ---------------------
   Balance at June 30, 1997                     $(9,903,667)            $(143,199)               $   844,557
                                          ======================== ======================= =====================






      See accompanying notes.


                                                            F-5


                                                   Ionic Fuel Technology, Inc.

                                              Consolidated Statement of Cash Flows

                                                                                           Year ended June 30

                                                                          1997                    1996                     1995
                                                              ----------------------- ---------------------- --------------------

   Operating activities
   Net (loss)                                                       $(1,004,425)            $(1,563,667)           $(2,725,744)
   Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
       Depreciation                                                      66,241                 111,316                 67,763
       Amortization                                                      62,661                  85,653                 79,414
       Non cash compensation                                             16,000                  -                      -
       Changes in operating assets and liabilities:
       Accounts receivable                                               26,128                  112,352                (77,870)
       Other receivables                                                  8,674                    2,311                  5,039
       Inventory                                                         43,464                   (9,058)               (89,498)
       Prepaid expenses                                                  19,211                   61,750                (62,966)
       Deferred charges                                                      -                       -                  327,614
       Other assets                                                       2,195                   33,374                 (6,267)
       Accounts payable and accrued expenses                           (131,121)                (174,440)              (165,866)
   Net cash used in operating activities                               (890,972)              (1,340,409)            (2,648,381)

   Investing activities
   Acquisition of investments                                            -                       -                   (6,063,303)
   Acquisition of patents and license                                  (25,885)                 (18,703)                (38,219)
   Acquisition of equipment                                            (29,239)                 -                      (100,283)
      Accretion of interest                                             -                       (13,949)               (122,161)
   Proceeds from maturity of investments                                -                     1,300,000               4,899,413
   Net cash (used in) provided by investing                           (55,124)                1,267,348              (1,424,553)
         activities

   Financing activities
   Principal payments on capital leases                                -                       (14,707)               (30,911)
   Principal payments under licensing agreement                      (15,931)                  (13,725)               (11,824)
   Net proceeds from issuance of stock                                   450                     -                  4,768,414
   Net cash (used in) provided by financing                          (15,481)                  (28,432)             4,725,679
         activities
                                                              ----------------------- ---------------------- ------------------

   Effects of exchange rate differences on cash                     (19,882)                    (6,677)                9,810
                                                              ----------------------- ---------------------- --------------------

   (Decrease) increase in cash                                      (981,459)               (108,170)              662,555
   Cash, beginning of year                                         1,173,088               1,281,258               618,703
   Cash, end of year                                            $    191,629            $  1,173,088           $ 1,281,258
                                                              ======================= ====================== ====================

   Interest paid                                               $      56,069           $       58,276         $      59,971
                                                              ======================= ====================== ====================






      See accompanying notes.


                                                            F-6

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

                                             Ionic Fuel Technology, Inc.

      1. Summary of Significant Accounting Policies (continued)

      Intangible Assets


      Patents are carried at acquisition cost , less accumulated amortization provided on the straight-line basis over the estimated useful lives of the assets which range from five to fifteen years. Amortization expense of these intangible assets amounted to $62,661, $61,732 and $59,410 for the years ended June 30, 1997, 1996 and 1995, respectively. Accumulated amortization amounted to $322,272 and $259,611 at June 30, 1997 and 1996, respectively. The carrying value of the patents are reviewed by management on a periodic basis and when facts and circumstances suggest the value may be impaired. If this review indicates that the carrying amounts will not be recoverable, as determined based on the undiscounted cash flows of revenues generated as a result of such patents over the remaining amortization period, management will reduce the carrying amount by the estimated shortfall in cash flows.



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

                             Ionic Fuel Technology, Inc.

      1. Summary of Significant Accounting Policies (continued)



      Accounting Pronouncements



      In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share" which the Company will adopt for it second quarter ending December 31, 1997. SFAS No. 128 requires the Company to change the method it currently uses to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options are excluded from computing "basic" earnings per share and remain in the diluted computation. The impact of SFAS No. 128 is not expected to be material.

      2. Inventory



      Inventory is comprised of the following:


                                                       June 30

                                                1997                 1996


      Material and supplies                 $161,817           $152,721
      Finished goods                         320,629            311,372
                                            $482,446           $464,093
                                      ================== =======================


      Included in finished goods inventory are units, at customer sites, on a short-term trial basis.



      3. Equipment and Vehicles

      Equipment and vehicles are comprised of the following:


                                                      June 30

                                               1997                     1996

      Equipment                            $ 440,540           $ 404,994
      Vehicles                                35,015              22,754
                                             475,555             427,748
      Accumulated

      depreciation                         (394,708)            (321,242)
                                             80,847              106,506
                                     ------------------- -----------------------

      Equipment under lease                119,667               126,072
      Accumulated
       depreciation                        (47,397)            (39,970)
                                            72,270              86,102
                                     ------------------- -----------------------
                                         $ 153,117           $ 192,608
                                     =================== ======================


      Amortization expense included in depreciation expense, relating to the leased equipment, amounted to $15,247, $20,898 and $18,208 for the years ended June 30, 1997, 1996 and 1995, respectively.

                                 Ionic Fuel Technology, Inc.
                       Notes to Consolidated Financial Statements (continued)


      4. Royalty Agreement


      Under an agreement effective as of December 1991, the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the patents (initially 15 years). The Company has valued these patent rights ($428,698) based upon the present value of the future minimum royalty payments using an interest rate of 15% per annum. The remaining balance of this obligation, less amounts currently due, is included in other long-term obligations and has the following maturities:



      Year ending June 30:

         1998                                  $18,720

         1999                                   21,733

         2000                                   25,246

         2001                                   29,281

         2002                                   33,989

      thereafter                              $236,000

                                              $364,969


       If certain annual profitability levels are achieved, an additional royalty of $24,000 per annum will be payable. In conjunction with this agreement, the Company granted the inventor a security interest in the patents and inventions during the royalty period.


      The Company's Chairman, Douglas F. Johnston, receives an override royalty of $5,000 per month until the last of the patents expires in 2007. This expense amounted to $60,000 for each of the years ended June 30, 1997, 1996 and 1995. Commencing in 1995, $1,600 per month of this override royalty was deferred resulting in an accrued royalty expense of $40,000 and $20,800 at June 30, 1997 and 1996, respectively.


      5. Leases

      The Company leases its facility under a noncancelable operating lease expiring in 1997. The future minimum lease payments under operating and capital leases as of June 30, 1997 are as follows:


                                              Operating               Capital
                                              leases                  leases
      Year ending June 30:
         1998                               $102,723                  $  2,491
         1999                                  9,130                     2,913
         2000                                  3,043                     3,146
         2001                                    -                       3,399
         2002                                    -                       3,039
                                        ------------------------- --------------
      Total minimum lease payments           $114,896                  $14,988
                                      ========================= ================

      The cost of assets under capital leases amounted to $15,247 at June 30, 1997. There was no cost of assets under capital leases at June 30, 1996.

                                    Ionic Fuel Technology, Inc.
                         Notes to Consolidated Financial Statements (continued)

      Rent expense amounted to $166,118, $135,720 and $102,439 for the years ended June 30, 1997, 1996 and 1995, respectively.



      The future minimum lease payments receivable under noncancelable operating leases as of June 30, 1997 are as follows:




                                                     Operating
                                                     leases
      Year ending June 30:
         1998                                         $134,223
         1999                                           66,871
         2000                                            4,926
                                                 -------------------------
      Total minimum lease payments receivable          $206,020
                                                =========================


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



      Significant   components  of  the   Company's   deferred  tax  assets  and
liabilities are as follows:
                                                               June 30
                                                           1997           1996
                                                        ---------     ----------

      Deferred tax liabilities:
      Total deferred tax liabilities                 $   16,904           $  -
      Deferred tax assets:
         Benefit of net operating loss carryforwards -  695,353         598,180
         U.S.
         Benefit of net operating loss carryforwards -
         U.K.
                                                      1,854,745       1,636,330
         Other                                           41,477          58,899
      Total deferred tax assets                       2,591,575       2,293,409
      Valuation allowance                            (2,574,671)     (2,293,409)
      Net deferred tax assets                            16,904           -
      Total net deferred tax assets (liabilities)   $     -       $       -
                                          ======================= ==============

                                           Ionic Fuel Technology, Inc.

                   Notes to Consolidated Financial Statements (continued)



      7. Stockholders' Equity



      Effective March 28, 1994, an amendment and restatement of the Company's Restated Certificate of Incorporation was approved by the Board of Directors of the Company providing for an increase in the authorized common stock of the Company to 20,000,000 shares.


      On July 28, 1994, the Company issued 1,200,000 units, each unit consisting of one share of common stock, par value $.01 per share, one Series A redeemable common stock purchase warrant and one Series B redeemable common stock purchase warrant. Two Series A Warrants entitle the holder, to purchase one share of Common Stock for $6.50, which rights been extended for a year until July 28, 1998. Two Series B Warrants entitle the holder, to purchase one share of Common Stock for $7.50 until July 28, 1999. Each Series of Redeemable Warrants is redeemable at the Company's option at a price of $.01 per two Redeemable Warrants, upon not less than 30 days prior written notice, if the last sale price of the Common Stock has been at least $9.50 with respect to the Series A Warrants and $10.50 with respect to the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the notice of redemption. As a result of the offering, the Company raised $4,768,414, net of discounts, commissions and offering costs of $1,231,586.




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



      Pro forma information regarding net income and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1997 and 1996, respectively; risk-free interest rates of 6.7% and 6.0%; volatility factors of the expected market price of the Company's common stock of 129% and 164% and a weighted-average expected life for the options of 10.0 years in both years.


      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options and warrants are amortized to expense over the vesting periods. The Company's pro forma net loss would have been approximately $1,010,203 and $1,563,937 and pro forma net loss per share would have been $(0.19) and $(0.29) for the years ended June 30, 1997 and 1996, respectively.

           Ionic Fuel Technology, Inc.

      In accordance with the provisions of SFAS No. 123, the pro forma disclosures include only the effect of stock options granted in the years ended June 30, 1996 and 1997. These pro forma effects may not be representative of the effects of SFAS No. 123 on future years because of the fact that options vest over several years and new grants generally are made each year.


      The following presents a summary of the Company's stock option activity and related information:


                                                                                                                Weighted-
                                                                                                              average
                                                                 Number                Option price       exercise price
                                                                                     per share               per share
                                                                of shares

   Options outstanding at June 30, 1994                     198,000                 $2.81-$5.00              $4.51
         Granted                                            28,000                  $2.13                    $2.13
         Exercised                                             --
         Canceled                                           (136,000)               $2.81-$4.69              $4.47
   Options outstanding at June 30, 1995                     90,000                  $2.13-$5.00              $3.18
         Granted                                            36,000                         $.28              $  .28
         Exercised                                              --
         Canceled                                               --
                                                      -----------------------
   Options outstanding at June 30, 1996                     126,000                 $  .28-$5.00             $2.35
         Granted                                            206,000                    $1.06-$4.00           $3.31
         Exercised                                          (1,600)                 $  .28                   $  .28
         Canceled                                              --
   Options outstanding at June 30, 1997                     330,400                 $  .28-$5.00             $2.96
                                                      =======================


      At June 30, 1997, options for 119,600 shares were available for future grants and 212,000 options were exercisable.




                               F-14

                                Ionic Fuel Technology, Inc.

      The following table summarizes information concerning outstanding and exercisable options, excluding the 150,000 options issued to a public relations firm, as of January 30, 1997.




                                                        Options Outstanding                             Options Exercisable



                                            Weighted-

                                            Average

                                            Remaining              Weighted-                                    Weighted-

      Range of              Number          Contractual Life       Average Exercise             Number            Average Exercise

      Exercise Price        Outstanding      (in years)            Price                         Exercisable       Price




      $0.01-$1.00            34,400             8.57                 $0.28                      5,600               $0.28

      $1.01-$2.00            56,000             9.53                 $1.13                          0               $0.00

      $2.01-$3.00          32,000               7.31                 $2.22                     15,200               $2.31

      $4.01-$5.00          58,000               6.29                 $4.74                     41,200               $4.74
      ---------------------------------------------------------------------------------------------------------

                          180,400               7.91                 $2.32                     62,000               $3.74


      The weighted-average fair value of options granted during the years ended June 30, 1997 and 1996 was $1.10 and $0.09, respectively.



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

                                              Ionic Fuel Technology, Inc.

      8. Results of Foreign Operations




      Geographic operations of the Company are as follows:

                                                                                          Adjustments

                                                                                                 and

                                                       United States              Europe    Eliminations         Consolidated

      Year ended June 30, 1997

      Total revenue                                                     $601,408         $  27,286            $628,694

      Loss from operations                  $(263,664)                  (709,309)            (4,184)          (977,157)

      Other income (expense), net                                                                               (27,268)

      Net (loss)                                                                                           (1,004,425)

      Identifiable assets                   10,039,427                    904,452       (9,316,588)         1,627,291

      Year ended June 30, 1996

      Total revenue                                                        593,959                            593,959

      Loss from operations                  (449,066)                  (1,197,933)            34,703      (1,612,296)

      Other income (expense), net                                                                               48,629

      Net (loss)                                                                                          (1,563,667)

      Identifiable assets                   10,266,606                 1,001,869        (8,609,290)       2,659,185

      Year ended June 30, 1995

      Total revenue                                                        477,783            (1,622)         476,161

      Loss from operations                  (761,325)                  (2,082,380)                        (2,843,705)

      Other income (expense), net                                                                             117,961

      Net (loss)                                                                                          (2,725,744)

      Identifiable assets                   10,560,001                 1,315,409        (7,411,867)        4,463,543


                                            F-16

                                                  Ionic Fuel Technology, Inc.

      9. Restructuring Charges

      During 1995, IFT Ltd. undertook a fundamental restructuring, leading to the termination of over half of its workforce. Other costs relating to this restructuring included inventory write downs and early termination payments on certain motor vehicle leases.


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

                                          Ionic Fuel Technology, Inc.


                           Schedule II-Valuation and Qualifying Accounts










                                                                                    Additions/Deductions
                                                                       ----------------------------------------

                                                            Balance             Charged               Write-
                                                      at Beginning         to Costs and         Offs Net of
                                                        of Period            Expenses            Recoveries             Balance
                                                                                                                      at End of
                      Description                                                                                      Period
                                                   ------------------- -------------------- -------------------- -------------------

   For the year ended June 30, 1995
     Allowance for doubtful accounts                     $43,565                                                       $45,004

   For the year ended June 30, 1996
         Allowance for doubtful                          $45,004                                                       $43,791
                  accounts

   For the year ended June 30, 1997
         Allowance for doubtful                          $43,791                                                       $
                  accounts                                                                                       -






                                                     SIGNATURES



      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Dated: April 1, 1998



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



      Name                                         Titles              Date





      Douglas F. Johnston    Chairman & Chief Financial       April 1, 1998
                             Officer



      Anthony J.S. Garner    President, Chief Executive       April 1, 1998
                             Officer and Director



      Paul C. O'Neill        Treasurer and Director           April 1, 1998




      Frank J. Hollendoner   Director                         April 1, 1998



      Henry W. Sullivan       Director                         April 1, 1998