Form 10-Q/A
period 1997-09-30
IONIC FUEL TECHNOLOGY INC
filed 1998-04-01
CIK 925006

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

     (State or other jurisdiction
        of incorporation                   (I.R.S. Employer Identification No.)
       or organization)

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

          Consolidated statements of operations - Three months ended September 30, 1997 and 1996

          Consolidated statements of cash flows - Three months ended September 30, 1997 and 1996

          Notes to consolidated financial statements - September 30, 1997

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



          PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings


          Item 2.  Changes in Securities and Use of Proceeds


          Item 3.  Defaults upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K
                            Form 8-K for the period July 10, 1997 covering Items 5 and 7. Form 8-K for the period July 24, 1997 covering Item 5.

          Signatures

PART I.  FINANCIAL INFORMATION

                                            IONIC FUEL TECHNOLOGY, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                          September 30,          June 30,
                                                                                1997                                       1997
                                                                             -------           --------                    ----
Assets                                                                     (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents (Note 2)                                         $ 1,445,691        $    191,629
  Trade accounts receivable                                                      100,958              59,420
  Inventory (Note 3)                                                             477,095             482,446
  Prepaid expenses                                                               130,085             137,676
                                                                                 -------             -------
Total current assets                                                           2,153,829             871,171

Equipment and vehicles, net of accumulated
  depreciation of $442,988 at September 30, 1997
    and $442,105 at June 30, 1997                                                127,665             153,117

Patents, net                                                                     587,133             603,003
                                                                                 -------             -------
Total assets                                                                 $ 2,868,627         $ 1,627,291
                                                                               =========           =========

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                        $       80,033      $       87,155
  Accrued expenses                                                               227,784             239,827
  Provisions for warranties and returns                                           18,621              16,380
  Accrued royalty, due to officer                                                 44,800              40,000
  Current portion of royalty agreement                                            19,194              18,720
  Accrued salary, benefits and payroll taxes                                      21,822              19,419
  Current portion of capital lease obligations                                    18,010              14,984
                                                                                  ------              ------

Total current liabilities                                                        430,264             436,485

Other long-term liabilities                                                      341,415             346,249

Stockholders' equity:
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued and
     outstanding 6,173,433 and 5,401,600 shares
       respectively                                                              61,734              54,016
   Capital in excess of par value                                            12,381,805          10,837,407
   Accumulated deficit                                                      (10,183,130)        ( 9,903,667)
   Cumulative translation adjustment                                      (     163,461)       (    143,199)
                                                                           ------------           -----------
Total stockholders' equity                                                    2,096,948             844,557
                                                                              ---------           -------
Total liabilities and stockholders' equity                                 $  2,868,627          $1,627,291
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




                                            IONIC FUEL TECHNOLOGY, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)




                                                         Three Months Ended
                                                          September 30,
                                                1997                                    1996


                 Revenues:
                   Rental income             $      84,354                            $    78,682
                   Service income                   28,715                                 28,795
                                                  ------                                  ------
                 Total revenue                     113,069                                107,477

                 Cost of revenues                  174,609                                181,416
                                                  -------                                -------
                                                (   61,540)                           (    73,939)

                 Operating expenses:

                   General and administrative      158,291                                 160,788
                   Sales and marketing              47,689                                  31,827

                   Research and development         11,499                                    657
                                                   ------                                   ---

                                                  217,479                                 193,272

                 Operating (loss)               ( 279,019)                             (  267,211)

                 Other income (expense):
                   Interest income                13,188                                   10,531
                   Interest expense          (    13,632)                             (    14,237)
                                             ----------                                ----------
                                            (       444)                               (    3,706)
                                           ------------                                -----------

                 Net (loss)                 $(  279,463)                                $( 270,917)
                                             =========                                     ========

                 Net (loss) per share      $(      .05)                             $(         .05)
                                          =============                              ============

                 Weighted average number of
                    common shares          6,074,870                                  5,410,500
                                       =========                                      =========

                 See accompanying notes


                                                       - 4 -







                                            IONIC FUEL TECHNOLOGY, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)


                                                                                    Three Months Ended
                                                                                        September 30,
                                                                                  1997                              1996


                 Operating activities:
                 Net (loss)                                                    $(  279,463)                     $(  270,917)
                 Adjustments to reconcile net loss to net cash
                   used by operating activities:
    Depreciation                                                                    18,587                          20,252
    Amortization                                                                    15,869                           15,734
    Changes in operating assets and liabilities:
       Accounts receivable                                                     (    43,715)                     (      7,973)
       Other receivables                                                       (       537)                             8,906
       Inventory                                                                     2,053                              9,384
       Prepaid expenses                                                              5,621                             12,866
       Accounts payable and accrued expenses                                           284                        (    56,746)
                                                                                       ---                        ----------
Net cash used by operating activities                                           (  281,301)                       (   268,494)

Investing activities
Acquisition of equipment                                                        (    4,539)                       (    11,387)
Acquisition of patents                                                                -
                                                                                           -
                                                                                 (    1,066)
Cash used by investing activities                                                (      4,539)                     (    12,453)
Financing activities
Principal payments under licensing agreement                                     (      4,367)                     (      3,763)
Net proceeds from issuance of stock                                                 1,552,116                                 -
                                                                                   ----------                            -----
Net cash provided (used) by financing activities                                    1,547,749                        (    3,763)

                 Effects of exchange rate differences on cash                    (      7,847)                               798
                                                                                   -----------                                ---

                 Increase (decrease) in cash and cash equivalents                   1,254,062                         (  283,912)
                 Cash and cash equivalents, beginning of perio                        191,629                          1,173,088
                                                                                   ----------                          ---------

                 Cash and cash equivalents, end of period                         $ 1,445,691                      $     889,176
                                                                                      =========                     ==========

                 Interest paid                                                   $      13,632                     $      14,237
                                                                                    ===========                     ===========

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

    1. Cash Equivalents a) The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

    1.                                           Inventory

    Inventory is comprised of the following:

                                              September 30,            June 30,
                                                   1997                 1997

    Material and supplies                   $ 153,497                 $161,817
    Finished goods                            323,598                  320,629
                                              -------                  -------

                                            $477,095                  $482,446
                                             =======                   =======

    Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

















                                                       - 6 -
                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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














                                                       - 7 -
                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings (Not applicable)


Item 2.  Changes in Securities and Use of Proceeds

              On July 14, 1997, the Registrant concluded a private placement of Units ("Units") pursuant to Regulation S promulgated under the Securities Act of 1933, as amended ("Offering"). Each Unit consisted of one share of the Registrant's Common Stock and one Series C Common Stock Purchase Warrant ("Series C Warrant") to purchase one share of Common Stock at an exercise price of $2.95 during a three year period commencing upon the closing of the Offering. The Units were offered at $2.25 per Unit and a total of 771,833 Units were sold for aggregate gross proceeds of $1,736,624.25, which net of offering expenses of $165,965, will be used for general working capital.

              American Equities Overseas (UK) Ltd. acted as Placement Agent for the Offering. The Placement Agent's compensation consisted of (i) cash compensation in an amount equal to 7% of the gross proceeds of the Offering and
(ii) warrants to purchase shares of common stock of the Registrant equal to 10% of the Units sold on the same terms and conditions of the Series C Warrants forming a part of the Units. The net proceeds of the Offering were added to the Registrant's working capital to be used for general corporate purposes.


Item 3.  Defaults upon Senior Securities (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders
             (Not applicable)

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K

             Form 8-K for the period July 10, 1997 covering Items 5 and 7. Form 8-K for the period July 24, 1997 covering Item 3.


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

                 EXHIBIT I

                                            IONIC FUEL TECHNOLOGY, INC.

                                     COMPUTATION OF NET LOSS PER COMMON SHARE




                                                 September 30,
                                             1997                         1996


Net loss                                   $(   279,463)        $(   270,917)


Average common shares outstanding             6,064,370            5,400,000

Incremental shares issuable pursuant
 to SAB Topic 4                                  10,500               10,500
                                                ------                ------
Total shares                                  6,074,870            5,410,500
                                              =========             =========

Net loss per common share                    $(    .05)           $(     .05)
                                             =============         ===========

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Ionic Fuel Technology, Inc.

                                                 (Registrant)



         Date: April 1, 1998                    Douglas F. Johnston
                                                 Chairman and CFO




         Date: April 1, 1998                     Anthony Garner
                                              President, CEO and Director