Form 10-Q/A
period 1997-12-31
IONIC FUEL TECHNOLOGY INC
filed 1998-04-01
CIK 925006

United States Securities and Exchange Commission
                          Washington, D.C. 2054

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

                                            IONIC FUEL TECHNOLOGY, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (UNAUDITED)



                                               Three Months Ended                   Six Months Ended
                                                      December 31,                      December 31,
                                       1997            1996                           1997              1996
                                ------------         --------------                     --------------

Revenues:
  Rental income                 $     72,272       $     81,085                $ 156,626       $     159,767
  Service income                      35,485             38,013                   64,200              66,808
  Equipment sales                     15,917            151,751                   15,917             151,751
  Consulting income                   23,818               -                      23,818                 -
                                     ---------------    -------------------      ------
Total revenues                       147,492            270,849                  260,561             378,326


Cost of revenues                     196,062            213,957                  370,671             395,373
                                 -----------         ----------               ----------          ----------
                                (     48,570)            56,892               (  110,110)        (    17,047)
-----------------

Operating expenses:
  General and administrative         229,339            162,561                  387,630             323,349
  Sales and marketing                 38,964             52,523                   86,653              84,350
  Research and development            25,195                146                   36,694                 803
                                     ----------          ----------             ----------       -----------
                                     293,498            215,230                  510,977             408,502
                                 -----------         ----------               ----------          ----------
Operating (loss)                 (   342,068)        (  158,338)              (  621,087)         (  425,549)
                -

Other income (expense):
  Interest income                     10,897              8,504                   24,085              19,035
  Interest expense              (     13,466)       (    14,094)             (    27,098)        (    28,331)
                                 -----------         ----------               ----------          ----------
                               (       2,569)      (      5,590)            (      3,013)      (       9,296)
                                ------------        -----------              -----------        ------------

Net (loss)                       $(  344,637)       $(  163,928)              $( 624,100)        $(  434,845)
                                   =========           =========               ========         =========

Net (loss) per share         $(        0.06)         $(    0.03)             $(     0.10)       $(      0.08)
                                 ============       ============             ============       =============

Weighted average number of
   common shares                   6,206,795          5,410,500                6,140,832           5,410,500
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

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primany earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company's net loss per share calculated under the basic earnings per share method is the same as under the primary earnings per share method. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As a result of having incurred losses, all dilutive securities have been omitted from the calculation of diluted net loss per share since their inclusion would be anti-dilutive. Therefore, basic and diluted net loss per share are the same for all periods. Given this set of facts the Losses per Share as previously reported did not require restatement.

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

Long-term Obligations

     Long-term obligations as of December 31, 1997 consists of a 10% chattel note payable over 36 months beginning in December 1997, plus various capital leases.

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

Gross profit decreased to a loss of approximately $(110,000) during the six months ended December 31, 1997 (loss of $(17,000) in 1996) due to the decline in total revenues and cost of sales, which are primarily fixed, remaining consistent with the comparable period of the prior year. Cost of sales was relatively constant at $371,000 ($395,000 for 1996).

General and administrative expenses increased to approximately $388,000 during the six months ended December 31, 1997 from approximately $323,000 during the six months ended December 31, 1996. This increase is primarily due to: an increase of approximately $20,000 in stock market related expenses, specifically public relation fees and stock registration fees; an increase of approximately $12,000 in legal and professional fees; and an increase of approximately $46,000 of general and administrative expenses that had been allocated to cost of sales in 1996 but not in 1997 due to the lack of manufacturing activities.

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

         Gross profit decreased to a loss of approximately $(49,000) during the three months ended December 31, 1997 (profit of $57,000 in 1996) due to a fall in overall revenue for the quarter and cost of sales, which are primarily fixed, remaining consistent with the comparable period of the prior year.

General and administrative expenses increased to approximately $229,000 during the three months ended December 31, 1997 from approximately $163,000 during the three months ended December 31, 1996. This increase is primarily due to: an increase of approximately $22,000 in stock market related expenses, specifically public relation fees and stock registration fees; an increase of approximately $15,000 in legal and professional fees; and an increase of approximately $23,000 of general and administrative expenses that had been allocated to cost of sales in 1996 but not in 1997 due to the lack of manufacturing activities.

         Sales and marketing expenses decreased to approximately $39,000 during the three months ended December 31, 1997, from approximately $53,000 during the three months ended December 31, 1996, a decrease of $14,000 principally due to the decline in sales commissions.

         Research and development expenses increased to approximately $25,000 during the three months ended December 31, 1997 from less than $1,000 during the three months ended December 31, 1996 due to continuing development of both Zone 1 and multi-tiered IFT units.

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

                                               Ionic Fuel Technology, Inc.
                                                  (Registrant)



Date: April 1, 1998                                Douglas Johnston
                                         Chairman and Chief Fiancial Officer
                                                  (Name and Title)



Date:  April 1, 1998                                Anthony Garner
                                         President, Chief Executive Officer and
                                           Director
                                               (Name and Title)