Form 10-Q/A
period 1997-12-31
IONIC FUEL TECHNOLOGY INC
filed 1998-04-23
CIK 925006

United States Securities and Exchange Commission
                          Washington, D.C. 2054

                                    FORM 10-Q/A2

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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The Company's net loss per share amounts for all interim and fiscal years, calculated under the basic earnings per share method are the same as under the primary earnings per share method. The calculation of diluted per share amounts is similar to the calculation of fully diluted earnings per share amounts. As a result of having incurred losses, all dilutive securities have been omitted from the calculation of diluted net loss per share as their inclusion would be anti-dilutive. Therefore, basic and diluted net loss per share amounts are the same for all periods.


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

     General and administrative expenses increased to approximately $358,000 during the six months ended December 31, 1997 from approximately $323,000 during the six months ended December 31, 1996. This increase is primarily due to: an increase of approximately $20,000 in stock market related expenses, consisting primarily of fees payable to a public relations firm and registration fees for stock issuances; an increase of approximately $12,000 in legal and professional fees; approximately $46,000 of general and administrative expenses that had been allocated to cost of sales in 1996 but not in 1997 due to the lack of manufacturing activities; these additional costs were offset by the separate disclosure presentation of $30,000 of royalty charges in 1997 as compared to 1996.

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


     General and administrative expenses increased to approximately $214,000 during the three months ended December 31, 1997 from approximately $163,000 during the three months ended December 31, 1996. This increase is primarily due to: an increase of approximately $22,000 in stock market related expenses, consisting primarily of fees payable to a public relations firm and registration fees for stock issuances; an increase of approximately $15,000 in legal and professional fees; approximately $23,000 of general and administrative expenses that had been allocated to cost of sales in 1996 but not in 1997 due to the lack of manufacturing activities; these additional costs were offset by the separate disclosure presentation of $15,000 of royalty charges in 1997 as compared to 1996.

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

                                               Ionic Fuel Technology, Inc.
                                                  (Registrant)



Date: April 23, 1998                            Douglas Johnston
                                         Chairman and Chief Fiancial Officer
                                                  (Name and Title)



Date:  April 23, 1998                           Anthony Garner
                                         President, Chief Executive Officer and
                                           Director
                                               (Name and Title)