Form 10-Q
period 1998-03-31
IONIC FUEL TECHNOLOGY INC
filed 1998-05-15
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998

                                                      or

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

         Common Stock, $.01 Par Value - 6,444,955 shares as of March 31, 1998

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets - March 31, 1998 and June 30, 1997

          Consolidated statements of operations - Three months ended March 31, 1998 and 1997; nine months ended March 31, 1998 and 1997

          Consolidated statements of cash flows - Nine months ended March 31, 1998 and 1997

          Notes to consolidated financial statements - March 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


 Signatures

PART I.  FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,              June 30,
                                                                                1998               1997
                                                                          --------------       --------
Assets                                                                     (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents                                                   $1,139,597        $    191,629
  Trade accounts receivable                                                      120,843              59,420
  Stock subscription receivable                                                  308,850                -
  Inventory                                                                      481,011             482,446
  Prepaid expenses                                                               135,807             137,676
                                                                             -----------         -----------
Total current assets                                                           2,186,108             871,171

Equipment and vehicles, net of accumulated
  depreciation of $447,799 at March 31, 1998
    and $442,105 at June 30, 1997                                                145,125             153,117

Patents, net                                                                     563,059             603,003
                                                                             -----------         -----------
Total assets                                                                  $2,894,292         $ 1,627,291
                                                                               =========           =========

Liabilities and stockholders' equity Current liabilities:
   Accounts payable                                                        $     109,754      $       87,155
   Accrued expenses                                                              221,885             239,827
   Provisions for warranties and returns                                          25,531              16,380
   Accrued royalty, due to officer                                                  -                 40,000
   Current portion of royalty agreement                                           20,938              18,720
   Accrued salary, benefits and payroll taxes                                     17,070              19,419
   Current portion of long-term obligations                                       11,508              14,984
                                                                            ------------         -----------

Total current liabilities                                                        406,686             436,485

Long-term liabilities
   Long-term obligations less current portion                                     31,739                -
   Other long-term liabilities                                                   330,425             346,249
                                                                            ------------         -----------

Total long-term liabilities                                                      362,164             346,249

Stockholders' equity:
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued and
     outstanding 6,444,955 and 5,401,600 shares
       respectively                                                               64,450              54,016
   Capital in excess of par value                                             13,047,553          10,837,407
   Accumulated deficit                                                       (10,846,457)        ( 9,903,667)
   Cumulative translation adjustment                                       (     140,104)       (    143,199)
                                                                            ------------         -----------
Total stockholders' equity                                                     2,125,442             844,557
                                                                            ------------         -----------
Total liabilities and stockholders' equity                                  $  2,894,292        $  1,627,291
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




                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                               Three Months Ended                Nine Months Ended
                                                    March 31,                       March 31,
                                      1998                   1997               1998              1997
                                   -------------          --------------       ------------      --------

Revenues:
  Rental income                  $    83,502       $     71,154              $   240,128       $     230,921
  Service income                       8,546             39,632                   72,746             106,440
  Equipment sales                       -                19,328                   15,917             171,079
  Consulting income                    5,148              -                       28,966                -
                                   ---------         ----------               ----------          -------
Total revenues                        97,196            130,114                  357,757             508,440

Cost of revenues                     160,414            202,709                  531,085             598,082
                                   ---------         ----------               ----------          ----------
                                 (    63,218)       (    72,595)              (  173,328)        (    89,642)

Operating expenses:
  General and administrative         218,457            191,060                  606,087             514,409
  Sales and marketing                 53,875             25,402                  140,528             109,752
  Research and development       (      1,771)            4,665                   34,923               5,468
                                  -----------        ----------               ----------          ----------
                                     270,561            221,127                  781,538             629,629
                                   ---------         ----------               ----------          ----------
Operating (loss)                  (  333,779)        (  293,722)              (  954,866)         (  719,271)

Other income (expense):
  Interest income                     28,383              6,247                   52,468              25,282
  Interest expense               (    13,294)       (    13,946)             (    40,392)        (    42,277)
                                  ----------         ----------               -----------         ----------
                                      15,089       (      7,699)                  12,076         (    16,995)
                                   ---------        -----------               ----------          ----------

Net (loss)                       $(  318,690)       $(  301,421)             $(  942,790)        $(  736,266)
                                   ==========         =========                =========           =========

Net (loss) per share       $(        0.05)    $(        0.06)          $(        0.15)    $(         0.14)
                             =============      ============             =============      =============

Net (loss) per share -
   diluted                 $(        0.05)    $(        0.06)          $(        0.15)    $(         0.14)
                             ============       ============             =============      =============

Weighted average number of
   common shares                   6,298,797          5,400,000                6,185,667           5,400,000
                                   =========          =========                =========           =========

See accompanying notes

                                                       - 4 -




                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                   Nine Months Ended
                                                                                        March 31,
                                                                                 1998               1997
                                                                            -------------       --------

Operating activities:
Net (loss)                                                                 $(    942,790)        $(  736,266)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                  16,213              59,358
    Amortization                                                                  47,953              46,700
    Changes in operating assets and liabilities:
       Accounts receivable                                                  (     60,489)        (    41,979)
       Other receivables                                                             618              16,857
       Inventory                                                                  26,770              43,595
       Prepaid expenses                                                            1,787                 513
       Accounts payable and accrued expenses                                (     29,387)        (    60,569)
                                                                             ------------         ----------
Net cash used in operating activities                                        (   939,325)         (  671,791)

Investing activities
Acquisition of equipment                                                            -            (    40,154)
Acquisition of patents                                                     (       8,009)       (      5,041)
                                                                            -------------        -----------
Net cash used in investing activities                                      (       8,009)        (    45,195)

Financing activities
Principal payments under capital lease                                     (       4,032)               -
Principal payments under licensing agreement                                (     13,607)      (      11,723)
Net proceeds from issuance of stock                                            1,911,732                -
                                                                               ---------          -------
Net cash provided by (used in) financing activities                            1,894,093       (      11,723)

Effects of exchange rate differences on cash                                       1,209                 127
                                                                             -----------          ----------

Increase (decrease) in cash and cash equivalents                                 947,968         (   728,582)
Cash and cash equivalents, beginning of period                                   191,629           1,173,088
                                                                             -----------           ---------

Cash and cash equivalents, end of period                                     $ 1,139,597       $    444,506
                                                                               =========         ==========

Supplemental Cash Flow Disclosures
Interest paid                                                              $      40,392      $       42,277
                                                                             ===========        ============

Noncash investing and financing activities:
   Acquisition of equipment by incurring
     additional indebtedness                                              $       29,139       $       -
                                                                             ===========         =======

   Issuance of 147,800 shares of common stock -
     receipt of subscription receivable                                    $     308,850       $       -
                                                                              ==========          ======

See accompanying notes



                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 1998


Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company's net loss per share calculated under the basic earnings per share method is the same as under the primary earnings per share method. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As a result of having incurred losses, all dilutive securities have been omitted from the calculation of diluted net loss per share since their inclusion would be anti-dilutive. Therefore basic and diluted net loss per share are the same for all periods.

    Effective February 3, 1998 the SEC issued Staff Accounting Bulletin No. 98 to effect consistency with provisions of accounting standards recently adopted by the FASB. As a result the weighted average common share amounts for prior periods have been restated to remove incremental shares previously issuable pursuant to SAB Topic 4D. Such change did not affect the net loss for common share amounts for those years presented.

Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventory

    Inventory is comprised of the following:

                                           March 31,                   June 30,
                                              1998                       1997
                                              ----                       ----

    Material and supplies                    $156,750                  $161,817
    Finished goods                            324,261                   320,629
                                              -------                   -------

                                             $481,011                  $482,446
                                              =======                   =======

    Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

Long-term obligations

     Long-term obligations as of March 31, 1998 consist of a 10% chattel note payable over 36 months that began in December 31, 1997, plus various capital leases.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Nine Months Ended March 31, 1998 and March 31, 1997

         Total revenues decreased to approximately $358,000 during the nine month period ended March 31, 1998 from approximately $508,000 for the nine month period ended March 31, 1997.

         The decrease of approximately $155,000 in equipment sales revenues relates to one purchase in the prior year not repeated in the current year. An increase in consulting income of approximately $29,000 relates to a data logging service for a major company. The decrease of approximately $34,000 in service income relates to the reduction in installation and test fees. Rental income remained approximately the same.

         Gross profit (loss) decreased to a loss of approximately $(173,000) during the nine months ended March 31, 1998 compared to a loss of $(90,000) in 1997 due to the decline in total revenues being greater than the decline in cost of sales, which are primarily fixed. Cost of sales decreased approximately $67,000 to $531,000 ($598,000 for 1997), whereas revenues decreased by approximately $151,000.

         General and administrative expenses increased to approximately $606,000 during the nine months ended March 31, 1998 from approximately $514,000 during the nine months ended March 31, 1997. This increase is primarily due to: an increase of approximately $32,000 in stock market related expenses, specifically public relation fees and stock registration fees; an increase of approximately $8,000 in legal and professional fees and an increase of general and administrative expenses that had been allocated to cost of sales in 1997 but not in 1998, due to the reduction in manufacturing activities.

         Sales and marketing expenses increased to approximately $141,000 during the nine months ended March 31, 1998 from approximately $110,000 during the nine months ended March 31, 1997 primarily due to additional consulting costs. Research and development expenses increased to approximately $35,000 during the nine months ended March 31, 1998 from approximately $5,000 during the nine months ended March 31, 1997 related to upgrading IFT equipment for hazardous zone locations.

         Other income (expense) net increased to approximately $12,000 of net income during the nine months ended March 31, 1998 from approximately $(17,000) of net expenses during the same period in 1997, due to an increase in interest income.

Three Months Ended March 31, 1998 and March  31, 1997

         Total revenues decreased to approximately $97,000 during the three month period ended March 31, 1998 from approximately $130,000 for the three month period ended March 31, 1997.

         The decrease of approximately $19,000 in equipment sales is described above. Rental income increased approximately $12,000 due to the mix of rental contracts. An increase in consulting income of approximately $5,000 relates to the data logging contract referred to above. Service income decreased approximately $31,000 due to the reduction in installation and test fees.

         Gross profit (loss) decreased to a loss of approximately $(63,000) during the three months ended March 31, 1998 compared to a loss of ($73,000) in 1997 due to the fall in overall cost of revenues for the quarter.

         General and administrative expenses increased to approximately $218,000 during the three months ended March 31, 1998 from approximately $191,000 during the three months ended March 31, 1997. This increase is primarily due to general and administrative expenses that had been allocated to cost of sales in 1997 but not in 1998, due to the reduction in manufacturing activities.

         Sales and marketing expenses increased to approximately $54,000 during the three months ended March 31, 1998, from approximately $25,000 during the three months ended March 31, 1997, an increase of $29,000 principally due to additional consulting costs.

         Research and development expenses decreased to approximately $(1,800) because of a reversal in accrued costs during the three months ended March 31, 1998 from approximately $5,000 during the three months ended March 31, 1997 and is in line with the development program to upgrade the IFT equipment to hazardous zone locations.

         Other income (expense) net increased to approximately $15,000 of net income during the three months ended March 31, 1998 from approximately $(8,000) of net expense during the same period in 1997, due to an increase in interest income.

Liquidity and Sources of Capital

         Net cash used in operations was approximately $939,000 for the nine months ended March 31, 1998 and approximately $672,000 for the nine months ended March 31, 1997. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $1.8 million at March 31, 1998 and approximately $435,000 at June 30, 1997.
Working capital has been utilized to fund operations.

         On July 14, 1997, the Company issued 771,833 units, each unit consisting of one share of common stock, par value $.01 per share and one Series C, Common Stock purchase warrant. As a result, the Company raised $1,552,116 net of discounts, commissions and offering costs of $184,508.

         During the nine months ended March 31, 1998, 26,000 options and 97,722 warrants were exercised. As a result the Company raised $313,219. The Company also issued 147,800 shares of common stock, par value $.01 on March 31, 1998 for a net amount of $355,250, which includes accrued royalties due to an officer which were exchanged for common stock at a value of $2.50 per share. As of March 31, 1998, the amount receivable on this issuance was $308,850.

Currency Fluctuation

         Currency fluctuations were insignificant to the Company's operations for the nine months ended March 31, 1998 and 1997. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

         Inflation has not had a significant impact on the results of the Company's operations for the nine months ended March 31, 1998 and 1997.

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

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-k during the nine months ended March 31, 1998.

                                                        EXHIBIT I

                           IONIC FUEL TECHNOLOGY, INC.

                    COMPUTATION OF NET LOSS PER COMMON SHARE




                                             Three Months Ended                     Nine Months Ended,
                                                      March 31,                             March 31,
                                               1998              1997                 1998              1997
                                               ----              ----                 ----              ----

Net loss                                   $(  318,690)      $(  301,421)         $(  942,790)     $(  736,266)
                                             ==========        =========            =========        =========

Average common shares
   outstanding                               6,298,797         5,400,000            6,185,667        5,400,000
                                             =========         =========            =========        =========

Net loss per common share            $(        0.05)  $(         0.06)     $(        0.15)   $(        0.14)
                                       ============     =============        ============      ============

Net loss per common share-diluted    $(        0.05)  $(         0.06)     $(        0.15)   $(        0.14)
                                       ============     =============        ============      ============



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Ionic Fuel Technology, Inc.
                                            (Registrant)



Date: May 15, 1998                   Douglas Johnston
                                     Chairman and Chief Financial Officer


Date: May 15, 1998                   Anthony Garner
                                     President, Chief Executive Officer
                                      and Director