Form 10-K
period 1998-06-30
IONIC FUEL TECHNOLOGY INC
filed 1998-09-28
CIK 925006

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                     FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1998 or

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
(State or other jurisdiction of               (I.R.S. Employer Identification
    No.)                                         incorporation)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value of securities held by non-affiliates as of September 16, 1998 - $3,385,405.
        .
Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At September 16, 1998, there were 6,417,655 common shares, 1,200,000 Series A Warrants, 1,172,700 Series B Warrants and 189,000 Underwriters' Warrants, 771,883 Series C Warrants, 150,000 Consultant's Warrants outstanding.

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

1. Part III incorporates by reference the Company's Proxy Statement to stockholders for the Annual Meeting to be held November 12, 1998.

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

         The IFT System, which is attached to a customer's heating or power generation equipment, produces negatively charged ions ("Ions") by passing an air flow over a body of vibrating liquid and into the combustion chamber or air intake of the customer's machinery. The ionized air supply accelerates the normal combustion process. As a result of the improved combustion, the amount of air and fuel supplied to the burner can be reduced while still maintaining a constant measure of power output. This reduction of air and fuel decreases fuel consumption as well as the production of NOx, CO and CO2 and when burning fuel oil, fireside coking and particulate emissions are also reduced.

THE SYSTEM

         The IFT System is self contained in a cube-shaped metal cabinet. The System's interior mechanism vibrates the surface of a liquid contained inside the cabinet. The vibrating liquid releases negatively charged Ions that are then delivered to the customer's equipment through a connection placed either adjacent to the boiler's combustion chamber or to the boiler's air intake.

         The System is available in eight sizes ranging from 15" x 12" x 16" to 43" x 3 1-5" x 35". Such sizes are suitable for boilers generating from approximately 1,000 lbs of steam per hour to approximately 96,000 lbs of steam per hour. Multiple systems are used when either the boiler has more than one burner or the boiler's power generating capacity exceeds the capacity of the largest IFT System. The System generally requires only a routine servicing every six months and may be leased or purchased.

Typical performance results of the System reveal a reduction fuel consumption ranging from 2.5% to 7%, a reduction in CO2 emissions ranging from 2.5% to 7%, a reduction in CO emissions ranging from 6% to 80%, a reduction in NOx emissions ranging from 6% to 40%. The exact performance of the System depends upon the customer's existing equipment and desired objectives; customers may achieve less favorable results or no improvement if their equipment requires repair or if fuel and air flows cannot be closely controlled. If NOx and CO emissions have been reduced by the use of other equipment, the System may be used to reduce by the use of other equipment, the System may be used to reduce CO2 emissions and fuel consumption. CO2 emission reduction correlates directly with the fuel savings which the IFT System provides.

MARKETING AND SALES

         Performance Trials

         The Company initially sought to performance test its System in locations where a sale or lease contract could result. It also has performance tested the System in certain locations solely to develop performance test data. The Company has now phased out uncompensated performance testing because the Company's data from its numerous sites supports the claims regarding the benefits offered by the IFT System. The Company has now developed new application software enabling on site performance to be evaluated in real time to show the immediate improvements to the customer resulting in reducing the lead time between performance trials and customer acceptance of the System.

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

         Tests were conducted at the Lowenbrau brewery by the German test authority TUV and showed that with the IFT System the boiler was able to operate with less combustion air thereby improving the thermal efficiency. A review on ionisation processes conducted by Portsmouth University sponsored by the Energy Technical Support Unit, ETSU, reported that fuel savings could be achieved by use of the IFT Technology.

             During 1998 the company received further endorsements from BP Energy; BP Chemicals; Degussa AG and Texaco following extensive operation of IFT Systems at their respective sites.

         Marketing

         The Company currently markets the IFT System to (a) large scale commercial power plant and industrial manufacturers such as breweries, oil refiners, textile plants, chemical plants, vehicle manufactures, and paper mills and (b) commercial industrial heat processors including municipal authorities and universities.

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

         Sales and Rentals

         The Company has adopted two approaches to its sales efforts. First, it sells directly to industrial users with its own employees in the UK and Belgium supplemented by the use of independent sales agents. Secondly, the Company sells the System though dealers who are assigned a specific territory and compensated on a commission basis. This marketing method is generally used in Europe.

         During the year the Company signed agreements with Cockerill Mechanical Industries, a division of Cockerill Sambre, Belgium and BP Energy, the energy management division of BP PLC. CMI is the market leader in boiler servicing in Belgium BP Energy has 70 customers in the United Kingdom.

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

         Research and Development

         The Company's research and development efforts are a continuing process and are focused primarily on refining the vibration technology that forms the basis of the IFT System. To that end, the Company has studied such areas as the interaction of the charged particles and the combustion process, the delivery of the charged particles to the combustion chamber, the optimum volume of the charge, the optimum ratio of air to liquid surface and the impact of pressure and temperature on delivery of the charge. The Company's efforts resulted in an enhancement to the patented vibration technology for which a European patent application was filed in January 1994. The company plans to launch an enhanced IFT System in 1999 developed to meet the anticipated requirements of the oil industry, with further developments later in the year following discussions with UK utility companies.

The Company's research and development costs increased to $46,248 during the year ended June 30, 1998 from $3,973 in the year ended June 30, 1997 and $17,532 during the year ended June 30, 1996. This increase is due to new models under development, research and development costs are written off as incurred.

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

         While the Company intends to vigorously enforce its patent rights against infringement by third parties, no assurance can be given that such rights will be enforceable or will provide the Company with meaningful protection from competitors or that any pending patent applications will be allowed. Even if a competitor's products were to infringe patents owned by the Company, it could be damaging to the Company to enforce its rights because such action would divert funds and resources which otherwise could be used in the Company's operations. No assurance can be given that the Company would be successful in enforcing such rights, that the Company's products or processes do not infringe the patent or intellectual property rights of a third party, or that, if the Company is not successful in a suit involving patents or other intellectual property rights of a third party, a licence for such technology from such third party would be available on commercially reasonable terms, if at all.


Regulations

         Concern over environmental pollution has led to legislation introducing tougher and tighter controls on emissions. NOx, for example, is now understood to be a key element in the formation of ground level ozone, widely recognized as a hazard to health and a precursor to urban smog. The problem for industry is to reduce NOx levels as is currently demanded while not increasing emissions of the equally undesirable carbon monoxide or reducing power generation capacity. According to available statistics, approximately 55% of the 20 million tons of annual NOx production comes from utilities, industrial boilers and furnaces, the balance is from motor vehicles. More recently emphasis has been placed on reductions of Carbon Dioxide (CO2), often referred to as "Greenhouse gas" and International programs are being established to achieve reductions of this particular gas.

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

         In general, emitters of pollution are required to obtain permits issued by the appropriate environmental agency. A typical permit would set forth the amount of pollutants that the "source" may emit, mandatory emission control device description and installation deadlines plus monitoring/reporting requirements. Pollution sources may be charged a fee proportional to the amount of pollution the source creates each year. This provides an incentive for the polluter to acquire technology which will reduce its emissions. IFT is working with customers on an individual basis prior to and during its process of negotiating permits where the System "accepted" by such regulatory agencies.

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

         The IFT technology is not, by itself, a solution to all emissions problems. More frequently the technology is complementary to solutions a customer may wish to utilize. For example, to achieve extremely low NOx emission, ammonia injection might be selected. IFT could enhance combustion efficiency so that less NOx is produced and subsequently less ammonia is required to achieve the final lower NOx level.

         While the Company believes that it's System enjoys significant advantages as compared to its competitors' products, many of the Company's competitors have greater resources, both financial and otherwise, than the Company and therefore may be capable of testing, enhancing, marketing and distributing their products on a wider basis than the Company. In addition, future technological developments and novel approaches in the flame combustion field as well as enhancements of current technology will, in all likelihood, create new products and services that directly compete with the IFT

System. There can be no assurance that the Company would not be adversely affected by such technological change.


         Item 2.           PROPERTY

         The Company leases approximately 10,000 square feet of space for its principal executive offices, manufacturing and research and development facilities in Laindon, Essex, U.K. This lease expires in December 2007, the base rent for this facility is approximately $7,743 per month for 1998 to December 2000, with the rent to be reviewed for the January 2001 and January 2005 periods.

         The Company maintains one office in New Canaan, Connecticut on a month to month basis at $105 per month and a sales office in Gent, Belgium pursuant to a three year lease at $360 per month plus utilities.

         The Company maintains its corporate office in Wilmington, Delaware pursuant to an annual lease with an annual rental of $3,000 plus utilities. The lease was renewed in December 1997 on the same terms.

         The Company believes that its facilities are adequate for its present and anticipated needs.


Item 3.           LEGAL PROCEEDINGS

                  Not applicable


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

                                                      PART II

Item 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock, Class A and Class B Warrants are quoted on the Nasdaq SmallCap Market and Boston Stock Exchange under the symbols "IFTI", "IFTIW", and "IFTIZ" respectively. The Company is not currently in compliance with all NASDAQ listing requirements.

         The table set forth below shows, for the period indicated, the high and low bid quotations on the Nasdaq SmallCap Market for the Company's Securities. These amounts represent quotation between dealers in securities, and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         The Class A Warrants expire September 30, 1998.
                                                                    Bid
Period Ended                Type of Security             High              Low

September 1996             Common Stock                   2 3/4            1
                           Class A Warrant                1/4              3/32
                           Class B Warrant                1/4              3/16

December 1996              Common Stock                   21/2            1
                           Class A Warrant                1/8              3/32
                           Class B Warrant                3/16             3/32

March 1997                 Common Stock                 2 3/4            1 5/32
                           Class A Warrant              3/16             1/16
                           Class B Warrant              3/16             3/32

June 1997                  Common Stock                 3 13/16           2 1/8
                           Class A Warrant              1/8              1/16
                           Class B Warrant              7/32             1/8

September 1997             Common Stock                  3                1 5/8
                           Class A Warrant               3/32             1/16
                           Class B Warrant               5/32             1/8

December 1997              Common Stock                  5 9/16          2 3/8
                           Class A Warrant               9/16             3/32
                           Class B Warrant               9/16             1/8

March 1998                 Common Stock                   4 1/16           3
                           Class A Warrant                7/16             9/32
                           Class B Warrant                3/4              9/32

June 1998                  Common Stock                   3                1 1/4
                           Class A Warrant                1/8              1/16
                           Class B Warrant                5/16             3/32

         At September 16, 1998 the number of shareholders of record and in street name of the Company's common stock and Class A Warrants and Class B Warrants were 99, 28 and 29, respectively.

         The Company has not paid any cash dividends.

Item 6.  SELECTED FINANCIAL DATA



                                    Year Ended                Year Ended                Year Ended                 Year Ended
                                    June 30, 1994             June 30, 1995             June 30, 1996              June 30, 1997

Statement of
Operations Data:

Revenues                            $1,190,291                $ 476,161                 $   593,959                $ 628,694

Cost of Revenues                       445,355                  344,868                    537,110                  723,327

Operating Expenses                   2,631,912                2,974,998                  1,669,145                   882,524
Net Loss                            (1,928,987)             (2,725,744)                 (1,563,667)              (1,004,425)
Net Loss per
 sh  are                            $    (.46)               $      (.51)             $       (.29)            $       (.19)
Weighted average
 number of                          4,210,668                  5,318,445                  5,400,000                5,401,600
 common shares

Cash Dividend
 per common share                     ---                        ----                        ---                       ---
Balance Sheet:

Total Assets                      $2,601,471                  $4,463,543                  $2,659,185               $1,549,619

Working Capital                      636,096                   2,687,338                   1,306,293                  434,686
Long-term
 liabilities                           422,521                  394,625                     364,773                  346,249
Total
 liabilities                        1,318,560                 1,106,581                     886,274                   705,062
Accumulated
 deficit                           (4,609,831)               (7,335,575)                (8,899,242)                (9,903,667)
Cumulative
 translation
 adjustment                         (161,817)                 (130,436)                    (150,820)               (143,199)

Stockholders'
 Equity                                   1,282,911          3,356,962                   1,772,911                  844,557




                                                              11

Statement of Operations                              Year Ended
Data:                                                June 30, 1998

Revenues.........................                    $   437,650
Cost of  Revenues............                             692,952
Operating Expenses..........                           1,106,406
Net (loss).........................                   (1,348,156)
Net (loss) per share..........                       $     (0.22)
Weighted average number
   of common shares.........                          6,251,376
Cash dividend per common
   share...............................                     --

Balance Sheet
 Data:

Total assets..............................           $ 2,427,717
Working capital.......................                 1,323,540
Long-term liabilities.................                   393,376
Total liabilities.........................               701,111
Accumulated deficit.................                 (11,251,823)
Cumulative translation
  adjustment.............................               (133,579)
Stockholders' equity................                   1,726,606

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company commenced operations in late December 1991. During 1992, the Company's primary focus was on completing the design and testing of the IFT System. In 1993, the first production equipment was made available and a customer testing program was commenced. Simultaneously, the Company stepped-up its marketing and promotional activities.

         In 1993, the Company changed its year end to June 30. During fiscal 1994 the Company increased its staffing levels and acquired the Vapormid business from EcoLab, BVBA, a distributor of the Company's earlier, "bubble technology".

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

In early 1996, a leading international oil company completed testing the IFT System in its central research facility with positive results and recommendations to its operating units to utilize the technology. As a consequence, the Company has installed an IFT System on a large Texaco boiler with follow on orders expected. Likewise initial installations have been completed at sites with British Petroleum and Degussa. An average size refinery or petrochemical plant could utilize IFT technology and equipment valued at approximately $1,000,000. During 1998 marketing and alliance agreements were reached with CMI Servicing, a unit of the Cockerill Sambre Group, one of Belgium's largest companies and with BP Energy a unit of BP PLC. In addition Land Rover, a unit of BMW and Degussa were added as new customers.

The additional volume of business can be accommodated within the existing capacity of the Company allowing for increases in material purchases. The attainment of positive cash flow remains the Company's primary financial objective and the immediate focus of operations will be the European community where the IFT technology has achieved market recognition.

Year ended June 30, 1998 and June 30, 1997

         Total revenues decreased to approximately $438,000 during the year ended June 30, 1998 from $629,000 in the fiscal year ended June 30, 1997. The net decrease relates to a decrease in system sales to approximately $89,000 ($261,000 in 1997), a decrease in rental income to approximately $349,000 ($368,000 in 1997). The decrease in system sales relates to one purchase in the prior year not repeated in the current year. The decrease in rental income relates to the phasing out of those leases which fell below an acceptable monthly income.

         There was a gross loss of approximately $255,000 during the year ended June 30, 1998 compared to a loss of approximately $95,000 during the year ended June 30, 1997. The increased gross loss related primarily to the decline in revenues being greater than the decline in cost of sales, which are primarily fixed. Cost of sales decreased approximately $30,000 to $693,000 ($723,000 for fiscal 1997) whereas revenues decreased by approximately $191,000.

         General and administrative expenses increased to approximately $793,000 during the year ended June 30, 1998 from approximately $657,000 in the year ended June 30, 1997, an increase of $136,000. This increase is primarily due to: an increase of approximately $42,000 in stock market related expenses, specifically public relation fees and stock registration fees; an increase of approximately $18,000 in legal and professional fees and an increase of general and administrative expenses that had been allocated to cost of sales in 1997 but not in 1998, due to the reduction in manufacturing activities.

         Sales and marketing expenses increased to $217,000 during the year ended June 30, 1998 from approximately $161,000 during the year ended June 30, 1997. The increase of $56,000 is primarily due to additional marketing consulting and staff costs.

         Other income was approximately $14,000 during the year ended June 30, 1998 compared to expense of $27,000 during the year ended June 30, 1997, an increase of $41,000, primarily due to an increase in interest income as a result of capital issued during fiscal 1998.

Year ended June 30, 1997 and June 30, 1996

         Total revenues increased to approximately $629,000 during the year ended June 30, 1997 from $594,000 in the fiscal year ended June 30, 1996. The net increase relates to a decrease in rental/service income to approximately $368, 000 ($404,000 in 1996), an increase in system sales to approximately $261, 000 ($190,000 in 1996). The decrease in rental income is due to rentals being convened to sales during the year. The increase in system sales is primarily attributable to UK activity in 1997 where larger companies may prefer to purchase the IFT System rather than rent, however system sales occur on an irregular basis.

There was a gross loss of approximately $95,000 during the year ended June 30, 1997 compared to a profit of $57,000 during the year ended June 30, 1996. The gross loss related primarily to field engineering and service costs of approximately $269,000 in 1997 which in the previous year were classified, for nine months, in general and administrative expenses. Total field engineering and service costs were $716,000 in 1996 and $443,000 in 1997. The reduction of $273,000 was from staff reductions in the United States and Belgium and the transfer of support activities to England. Other items in cost of goods sold in the aggregate, were reduced $83,000 for the year ended June 30, 1997. The different classification relates to the maturing of the company's technology from a development state requiring extensive engineering support to complete the sales process to a mature product. The Company has discontinued free or conditional testing and all trial installations are paid for by the customer.

         General and administrative expenses decreased to approximately $657,000 during the year ended June 30, 1997 from approximately $1,230,000 in the year ended June 30, 1996, a reduction of $573,000. Field engineering and service costs of $541,000, which represents nine months of charges in the year ended June 30, 1996, are no longer classified as general and administrative as stated above. Other items in the aggregate were reduced $32,000.

         Sales and marketing expenses decreased to $161,000 during the year ended June 30, 1997 from approximately $362,000 during the year ended June 30, 199 6. The decrease of $201 ,000 is primarily due to the termination of sales and marketing arrangements in Eastern Europe and Germany and the substitution of geographic coverage by existing sales staff and top management.

         Other expense of approximately $27,000 during the year ended June 30, 1997 decreased from income of $49,000 during the year ended June 30, 1996, a decrease of $76,000 primarily due to the use of funds in operations of the Company and reduced interest income.

Liquidity and Capital Resources

         Since inception, the Company's funding requirements have been met through the initial public offering of equity securities totaling approximately $4.8 million, the private placement of equity securities totaling approximately $6 million, and revenue generated from operations. On July 14, 1997 the Company sold an additional 771,833 common shares with net proceeds of $1,552,116 and on March 31, 1998 the Company sold an additional 147,800 shares of common stock with gross proceeds of $300,750.

         Net cash used in operations was approximately $1.2 million, $900,000 and $1.3 million for the years ended June 30, 1998, 1997 and 1996, respectively. The principal use of cash was to fund operating losses incurred by the company in developing the IFT system and sales, marketing and promotional activities. Working capital was approximately $1.3 million, $435,000 and $1.3 million at June 30, 1998, 1997 and 1996, respectively. Fluctuations in working capital have been primarily due to fluctuations in cash, decreases in accounts payable and other accruals.

         The Company liquidated its U.S. Treasury investments during the year ended June 30, 1996. Capital expenditures amounted to approximately $88,000 and $29,000 during fiscal years 1998 and 1997, respectively. There were no capital expenditures during the year ended June 30, 1996. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment.

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

         The Company believes that the proceeds from the above offerings together with anticipated funds from operations, will satisfy the company's working capital requirements and capital expenditures through fiscal 1999. The Company intends to focus its operations primarily on continued expansion within the European Community.


Currency Fluctuation

         The Company's revenues are invoiced primarily in Pounds Sterling and also currencies of other European countries (Belgium, Austria and Germany). With the recent introduction of the European common currency, the euro, the Company also expects to invoice revenues in this currency for those sales to States within Europe who have joined the European Monetary System. Revenues invoiced to customers within the United Kingdom will continue to be in Pounds Sterling. Changes in exchange rates of these currencies relative to the U.S. dollar could affect the Company's operations and cash flow. During the fiscal years ended June 30, 1998 and 1997, currency fluctuations were not significant and were not an influence on the Company's revenues and expenses. Currently, the Company does not enter into derivative contracts to hedge currency risks.

         During the year ended June 30, 1998 the average rate of exchange used to translate revenues and expenses denominated in Pounds Sterling has remained at approximately 1.65 U.S. dollars to 1 Pound Sterling, consistent with the year ended June 30, 1997.

Inflation

         The Company does not believe that inflation has had a significant impact on the results of its operations since inception.

Forward-Looking Statements

         Forward-looking statements made in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation risks in technology development, risks in product development and market acceptance of and demand for the

Company's products, risks associated with the competition and competitive pricing pressures, risks associated with foreign sales and other risks detailed in the Company's filings with the Securities and Exchange Commission.

Impact of Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time or date sensitive software may recognize a date defined as "0(Y' as being the Year 1900 rather than the Year 2000. This could cause system failure, miscalculations or other disruptions of operations, including, among other things an inability to process transactions, obtain supplies or raw materials from vendors or otherwise engage in normal business activities.

         The Company has reviewed the impact of the Year 2000 on both the hardware and software applications affecting the Company's operations. Based on such review. management does not expect the cost of any required software changes to have a material impact on the Company's operations and such changes can be implemented prior to the Year 2000 in the normal course of business. Management cannot predict the impact of the Year 2000 on its vendors business or whether such impact will have a material effect on the Company's operations.


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

Report of Independent Auditors                                           F-1

Consolidated Balance Sheet - June 30, 1998 and 1997                      F-2

Consolidated Statement of Operations - Years Ended                       F-3
June 30, 1998, 1997 and 1996

Consolidated Statement of Stockholders' Equity -                         F-4
Years Ended June 30, 1998, 1997 and 1996

Consolidated Statement of Cash Flows - Years Ended                       F-5
June 30, 1998, 1997 and 1996

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

       23.1     Consent of Independent Auditors

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




                                              Report of Independent Auditors



To the Board of Directors and Stockholders
Ionic Fuel Technology, Inc.


We have  audited  the  accompanying  consolidated  balance  sheet of Ionic  Fuel
Technology, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the consolidated  financial position of Ionic
Fuel Technology, Inc. at June 30, 1998 and 1997, and the consolidated results of its  operations  and its cash  flows for each of the three  years in the  period
ended  June  30,  1998,  in  conformity  with  generally   accepted   accounting
principles. Also, in our opinion, the related financial statement schedule, when considered  in  relation  to the  basic  financial  statements  taken as a whole presents fairly in all material respects, the information set forth therein.



                                                 /s/ ERNST & YOUNG LLP
Stamford, Connecticut
August 28, 1998




                                                Ionic Fuel Technology, Inc.

                                                Consolidated Balance Sheet

                                                                                                    June 30
                                                                                            1998                1997
                                                                                     ---------------------------------------
                                                                                     ---------------------------------------
Assets
Current assets:
   Cash and cash equivalents (Note 1)                                                    $  1,082,872        $    191,629
   Trade accounts receivable                                                                   66,839              59,420
   Inventory (Note 2)                                                                         348,496             404,774
   Prepaid expenses                                                                           133,068             137,676
                                                                                     ---------------------------------------
Total current assets                                                                        1,631,275             793,499

Equipment and vehicles, net (Notes 1 and 3)                                                   245,551             153,117

Patents, net (Notes 1 and 4)                                                                  550,891             603,003
                                                                                     =======================================
Total  assets                                                                            $  2,427,717         $ 1,549,619
                                                                                     =======================================
                                                                                     =======================================

Liabilities and stockholders' equity
 Current liabilities:
   Accounts payable                                                                      $     87,324       $      87,155
   Accrued expenses                                                                           115,920             162,155
   Provisions for warranties and returns                                                       20,272              16,380
   Accrued royalty - due to officer (Note 4)                                                    4,800              40,000
   Current portion of royalty agreement (Note 4)                                               21,464              18,720
   Accrued salary, benefits and payroll taxes                                                  19,834              19,419
   Current portion of capital lease obligations (Note 5)                                       38,121              14,984
                                                                                     ---------------------------------------
                                                                                     ---------------------------------------
Total current liabilities                                                                     307,735             358,813


Long-term liabilities (Notes 4 and 5):
   Long-term obligations less current portion                                                  68,362                  -
   Other long-term liabilities                                                                325,014             346,249
                                                                                     ---------------------------------------
Total long-term liabilities                                                                   393,376             346,249

Commitments and contingencies (Note 5)

Stockholders' equity (Note 7): Common stock, $.01 par value:
     20,000,000 shares authorized; issued and outstanding 6,444,955 shares and
     5,401,600 shares, respectively (Note 7)                                                   64,450              54,016
   Capital in excess of par value                                                          13,047,558          10,837,407
   Accumulated deficit                                                                    (11,251,823)         (9,903,667)
   Cumulative translation adjustment (Note 1)                                                (133,579)           (143,199)
                                                                                     ---------------------------------------
Total stockholders' equity                                                                  1,726,606             844,557
                                                                                     ---------------------------------------
                                                                                     =======================================
Total liabilities and stockholders' equity                                               $  2,427,717         $ 1,549,619
                                                                                     =======================================


See accompanying notes.



                                                Ionic Fuel Technology, Inc.

                                           Consolidated Statement of Operations





                                                                                     Year ended June 30
                                                                        1998                1997                1996
                                                                 -----------------------------------------------------------

Revenues (Note 1):
   Sales                                                            $      88,870        $    260,679       $    190,443
   Rentals                                                                348,780             368,015            403,516
                                                                 -----------------------------------------------------------
Total revenues                                                            437,650             628,694            593,959

   Sales                                                                  205,484             184,063            116,818
   Rentals                                                                487,468             539,264            420,292
                                                                 -----------------------------------------------------------
Cost of revenues                                                          692,952             723,327            537,110
                                                                 -----------------------------------------------------------
                                                                         (255,302)            (94,633)            56,849

Operating expenses:
   General and administrative                                             792,690             657,133          1,229,969
   Sales and marketing                                                    217,468             161,418            361,644
   Royalty charges                                                         60,000              60,000             60,000
   Research and development                                                36,248               3,973             17,532
                                                                 -----------------------------------------------------------
                                                                        1,106,406             882,524          1,669,145
                                                                 -----------------------------------------------------------
Loss from operations                                                   (1,361,708)           (977,157)        (1,612,296)

Other income (expense):
   Interest income                                                         67,060              28,801            106,905
   Interest expense                                                       (53,508)            (56,069)           (58,276)
                                                                 -----------------------------------------------------------
                                                                           13,552             (27,268)            48,629
                                                                 -----------------------------------------------------------

Net (loss)                                                            $(1,348,156)        $(1,004,425)     $(1,563,667)
                                                                 ===========================================================

Net (loss) per share - basic and diluted (Note 1)                 $         (0.22)   $          (0.19)   $        (0.29)
                                                                 ============================================================

Weighted average number of common shares
   (Note 1)                                                             6,251,376           5,401,600          5,400,000
                                                                 ===========================================================

See accompanying notes.



                           Ionic Fuel Technology, Inc.

                 Consolidated Statement of Stockholders' Equity





                                                          Common Stock         Capital in                    Cumulative
                                                  -----------------------------
                                                                      Par      Excess of     Accumulated     Translation
                                                      Shares         Value     Par Value     Deficit         Adjustment       Total
                                                  ---------------------------------------------------------------------------------

Balance at June 30, 1995                             5,400,000      $54,000    $10,768,973  $(7,335,575)    $(130,436)   $3,356,962
     Net loss                                                                                (1,563,667)                 (1,563,667)
     Translation adjustment                                                                                   (20,384)      (20,384)
                                                  ---------------------------------------------------------------------------------
Balance at June 30, 1996                             5,400,000       54,000     10,768,973   (8,899,242)     (150,820)    1,772,911
     Net loss                                                                                (1,004,425)                 (1,004,425)
     Issuance of compensatory stock options and
       warrants                                                                    68,000                                    68,000
     Exercise of stock options                           1,600           16           434                                       450
     Translation adjustment                                                                                     7,621         7,621
                                                  ---------------------------------------------------------------------------------
Balance at June 30, 1997                             5,401,600       54,016    10,837,407    (9,903,667)     (143,199)      844,557
     Net loss                                                                                (1,348,156)                 (1,348,156)
     Exercise of stock options and warrants
                                                       148,722        1,487       367,981                                   369,468
     Sale of stock                                     894,633        8,947     1,842,170                                 1,851,117
     Translation adjustment                                                                                    9,620          9,620
                                                  ---------------------------------------------------------------------------------
Balance at June 30, 1998                             6,444,955      $64,450   $13,047,558   $(11,251,823)  $(133,579)   $ 1,726,606
                                                  ================================================================================



See accompanying notes.



                           Ionic Fuel Technology, Inc.

                      Consolidated Statement of Cash Flows




                                                                                    Year ended June 30
                                                                       1998                1997                1996
                                                                -----------------------------------------------------------

Operating activities
Net (loss)                                                           $(1,348,156)        $(1,004,425)        $(1,563,667)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                         80,899              66,241             111,316
     Amortization                                                         64,155              62,661              85,653
     Non cash compensation                                                    -               16,000                  -
   Changes in operating assets and liabilities:
       Accounts receivable                                                (7,178)             26,128             112,352
       Other receivables                                                 (13,203)              8,674               2,311
       Inventory                                                         152,547             121,136              (9,058)
       Prepaid expenses                                                   25,247              19,211              61,750
       Other assets                                                       (6,882)              2,195              33,374
       Accounts payable and accrued expenses                            (100,674)           (208,793)           (174,440)
                                                                -----------------------------------------------------------
Net cash (used) in operating activities                               (1,153,245)           (890,972)         (1,340,409)

Investing activities
Acquisition of patents and license                                       (12,043)            (25,885)            (18,703)
Acquisition of equipment                                                 (88,084)            (29,239)                  -
Accretion of interest                                                          -                  -              (13,949)
Proceeds from maturity of investments                                          -                  -            1,300,000
                                                                -----------------------------------------------------------
Net cash (used in) provided by investing activities                     (100,127)            (55,124)          1,267,348

Financing activities
Principal payments on capital leases                                     (11,232)                 -             (14,707)
Principal payments under licensing agreement                             (18,393)            (15,931)            (13,725)
Net proceeds from issuance of stock                                    2,166,085                 450                 -
                                                                -----------------------------------------------------------
Net cash provided by (used in) financing activities                    2,136,460             (15,481)            (28,432)
                                                                -----------------------------------------------------------

Effects of exchange rate differences on cash                               8,155             (19,882)             (6,677)
                                                                -----------------------------------------------------------

Increase (decrease) in cash                                              891,243            (981,459)           (108,170)
Cash, beginning of year                                                  191,629           1,173,088           1,281,258
                                                                ===========================================================
Cash, end of year                                                    $ 1,082,872        $    191,629        $  1,173,088
                                                                ===========================================================

Interest paid                                                      $      53,508       $      56,069      $       58,276
                                                                ===========================================================



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

Concentration of Credit Risk

At June 30, 1998 and 1997, the Company maintained cash balances of approximately
$1,080,000 and $69,000, respectively, at a bank in excess of the insurance limits ($100,000) of the Federal Deposit Insurance Corporation.

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



                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Intangible Assets

Patents are carried at acquisition cost, less accumulated amortization provided on the straight-line basis over the estimated useful lives of the assets which range from five to fifteen years. Amortization expense of these intangible assets amounted to $64,155, $62,661 and $61,732 for the years ended June 30, 1998, 1997 and 1996, respectively. Accumulated amortization amounted to $376,423 and $322,272 at June 30, 1998 and 1997, respectively. The carrying value of the patents are reviewed by management on a periodic basis and when facts and circumstances suggest the value may be impaired. If this review indicates that the carrying amounts will not be recoverable, as determined based on the undiscounted cash flows of revenues generated as a result of such patents over the remaining amortization period, management will reduce the carrying amount by the estimated shortfall in cash flows.

The value of rental and maintenance contracts acquired was amortized over the lives of the contracts, which ranged from one to four years. The original lives of all contracts purchased expired in 1996. This amortization expense amounted to $23,921 for the year ended June 30, 1996.

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

Fair Value

Cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations and other long-term liabilities: The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations and other long-term liabilities approximate their fair value.

Stock Compensation

The Company applies the  recognition  and  measurement  provisions of Accounting
Principles  Board  (APB)  Opinion  No.  25,  "Accounting  for  Stock  Issued  to
Employees" and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in accounting for stock options.


                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Per Share Data

In February 1997, the Financial  Accounting  Standards  Board (FASB) issued SFAS
No. 128 "Earnings per Share" ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The Company's net loss per share calculated under the basic earnings per share method is the same as under the primary earnings per share method.
Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. As a result of having incurred losses, all dilutive securities have been omitted from the calculation of diluted net loss per share since their inclusion would be anti-dilutive. Therefore, basic and diluted net loss per share are the same for all periods. Given this set of facts, the net loss per share amounts as previously reported did not require restatement.

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

Field Engineering Costs

Cost  of  revenues  reflects   approximately   $176,000  of  field  engineering,
installation,  and other field costs  incurred in the fourth quarter of the year ended June 30, 1996. Similar costs incurred prior to these periods were included in sales and  marketing  expenses  because  extensive  engineering  support  was required to complete the sales  process.  This change was a result of the change in responsibilities of certain employees caused by the maturing of the Company's system from a developmental state to a mature product.

New Accounting Pronouncements

During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information." SFAS No. 130 is effective for the first quarter of fiscal 1999, while SFAS No. 131 is effective for year end financial reporting in fiscal
1999 and on an interim basis thereafter. Both of these pronouncements require additional disclosures and the Company expects no material impact upon adoption.



                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



1. Summary of Significant Accounting Policies (continued)

Reclassification

Certain amounts at years ended June 30, 1997 and 1996 have been reclassified to conform to the presentation at the year ended June 30, 1998.

Use of Estimates

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and as such, include amounts based on judgments and estimates made by management, which may differ from actual results.

2. Inventory

Inventory is comprised of the following:
                                                  June 30
                                           1998              1997
                                     -----------------------------------
                                     -----------------------------------


Material and supplies                      $149,367          $161,817
Finished goods                              199,129           242,957
                                     ===================================
                                           $348,496          $404,774
                                     ===================================

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

3. Equipment and Vehicles

Equipment and vehicles are comprised of the following:
                                                  June 30
                                           1998              1997
                                     -----------------------------------
                                     -----------------------------------

Equipment                                   $501,465         $ 440,540
Vehicles                                     114,992            35,015
                                     -----------------------------------
                                             616,457           475,555
Accumulated depreciation                    (403,648)         (394,708)
                                     -----------------------------------
                                             212,809            80,847
                                     -----------------------------------

Equipment under lease                        109,268           119,667
Accumulated depreciation                     (76,526)          (47,397)
                                     -----------------------------------
                                              32,742            72,270
                                     -----------------------------------
                                            $245,551         $ 153,117
                                     ===================================


Depreciation expense, relating to the leased equipment, amounted to $29,129, $15,247 and $20,898 for the years ended June 30, 1998, 1997 and 1996, respectively.



                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)


4. Royalty Agreement

Under an agreement effective as of December 1991, the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the patents (initially 15 years). The Company has valued these patent rights ($428,698) based upon the present value of the future minimum royalty payments using an interest rate of 15% per annum. The remaining balance of this obligation, less amounts currently due ($21,464), is included in other long-term obligations and has the following maturities:

Year ending June 30:
   2000                                                           $  25,246
   2001                                                              29,281
   2002                                                              33,989
   2003                                                              39,472
   Thereafter                                                       197,026
                                                               -------------
                                                                   $325,014
                                                               =============

If certain annual profitability levels are achieved, an additional royalty of $24,000 per annum will be payable. In conjunction with this agreement, the Company granted the inventor a security interest in the patents and inventions during the royalty period.

The Company's  Chairman,  Douglas F. Johnston,  receives an override  royalty of
$5,000 per month until the last of the patents expires in 2007. This expense amounted to $60,000, for each of the years ended June 30, 1998, 1997 and 1996.
Commencing in 1995, $1,600 per month of this override royalty was deferred resulting in an accrued royalty expense of $4,800 and $40,000 at June 30, 1998 and 1997, respectively (see Note 7).

5. Commitments and Contingencies

Leases

The Company is the lessee of vehicles under capital leases which expire in 2001.
The Company leases its facility under a noncancelable operating lease expiring in 2007. The future minimum lease payments under operating and capital leases as of June 30, 1998 are as follows:

                                                               Operating leases  Capital leases
                                                               ----------------------------------
                                                               ----------------------------------
Year ending June 30:
   1999                                                           $   173,848        $  36,747
   2000                                                               167,730           36,747
   2001                                                               110,526           27,942
   2002                                                                98,442            3,566
   2003                                                                98,442            1,482
   Thereafter                                                         418,376                -
                                                               ----------------------------------
Total minimum lease payments                                       $1,067,364         $106,484
                                                               ==================================

The cost of assets under capital leases amounted to $106,484 and $15,247 at June
30, 1998 and 1997.

Rent  expense  amounted to  $143,873,  $166,118 and $135,720 for the years ended
June 30, 1998, 1997 and 1996, respectively.



                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



5. Commitments and Contingencies (continued)

The future minimum lease payments receivable under noncancelable operating leases as of June 30, 1998 are as follows:

                                                                 Operating
                                                                  leases
                                                               --------------
                                                               --------------
Year ending June 30:
   1999                                                            $43,794
   2000                                                              1,147
                                                               --------------
Total minimum lease payments receivable                            $44,941
                                                               ==============

Long-Term Obligations

Long-term obligations as of June 30, 1998, consist of a 10% chattel note payable over 36 months that began in December 1997, plus various capital leases.

6. Income Taxes

At June 30, 1998, the Company has available operating loss carryforwards for United States federal income tax purposes of $2,434,353 which are available to offset future U.S. taxable income. The losses expire in varying amounts from 2007 through 2013 and are subject to limitations on utilization resulting from prior changes in the ownership of the Company. The Company's subsidiary has unused operating loss carryforwards, with no expiration date, for United Kingdom income tax purposes, of $8,758,145 at June 30, 1998.

Significant components of the Company's deferred tax assets are as follows:

                                                                                     June 30
                                                                             1998               1997
                                                                      --------------------------------------

Deferred tax assets:
   Benefit of net operating loss carryforwards - U.S.                     $    827,680       $    695,353
   Benefit of net operating loss carryforwards - U.K.                        1,839,210          1,854,745
   Depreciation in excess of capital allowances                                 31,658             16,904
   Other                                                                        15,608             41,477
                                                                      --------------------------------------
Total deferred tax assets                                                    2,714,156          2,608,479
Valuation allowance                                                         (2,714,156)        (2,608,479)
                                                                      ======================================
Total net deferred tax assets (liabilities)                           $           -            $  -
                                                                      ======================================




                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



7. Stockholders' Equity

On July 28, 1994, the Company issued 1,200,000 units, each unit consisting of one share of common stock, par value $0.01 per share, one Series A redeemable common stock purchase warrant and one Series B redeemable common stock purchase warrant. Two Series A Warrants entitle the holder to purchase one share of Common Stock for $6.50 until September 30, 1998. Two Series B Warrants entitle the holder to purchase one share of Common Stock for $7.50 until July 28, 1999.
Each Series of  Redeemable  Warrants is  redeemable  at a price of $0.01 per two
Redeemable Warrants, upon not less than 30 days prior written notice, if the last sale price of the Common Stock has been at least $9.50 with respect to the Series A Warrants and $10.50 with respect to the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the notice of redemption. As a result of the offering, the Company raised $4,768,414, net of discounts, commissions and offering expenses of $1,231,586.

On July 14, 1997, the Company completed a private offering of its common stock and Series C warrants at a price of $2.25 per unit. The Company issued 771,833 units. Each unit is comprised of one share of common stock, par value $0.01 per share and one warrant to purchase one share of common stock at a price of $2.95, expiring July 10, 2000. The Company granted 77,183 Series C Warrants to their broker in exchange for the services provided. The Company received total proceeds of $1,552,116, net of offering expenses of $184,508. In December 1997, 97,722 of the Series C warrants were exercised.

On March 31, 1998 the Company  completed an offering of 147,800 shares of common stock, par value $0.01 per share, at a price of $2.50 per share. Concurrent with the offering,  25,000  warrants  issued in April 1997 to a financial  consultant
(see   discussion   below)  were  exercised  at  a  price  of  $2.25.   Also,  a
founder/officer  of the Company who  receives an override  royalty (see Note 4), received 21,800 shares in consideration of $54,500 of accrued  royalties owed to him by the Company.  The Company  raised  $300,750  net of offering  expenses of
$8,000 and the accrued royalty liability of $54,500.

Stock Options

The Company's 1992 Stock Option Plan, as amended, (the "Plan"), provides for the granting of qualified or  nonqualified  options to acquire up to 450,000  common shares by  certain  key  employees  of the  Company or its  subsidiary.  Options granted to directors are exercisable  immediately.  As of June 30, 1998,  30,000 director  options were granted and  exercisable.  All  non-director  options are exercisable  one year after the date of grant at a rate of 20% per  annum,  on a cumulative basis. Options may be granted through November 30, 2002, although the
Plan may be terminated at any time.

Pro forma information regarding net income and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June
30, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June
30, 1998, 1997 and 1996, respectively; risk-free interest rates of 5.8%, 6.7% and 6.0%; volatility factors of the expected market price of the Company's common stock of 93%, 129% and 164% and a weighted-average expected life for the options of 5, 10 and 10 years and no anticipated dividends.





                                                                 Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



7. Stockholders' Equity (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants are amortized to expense over the vesting periods. The Company's pro forma net loss would have been approximately $1,396,993, $1,010,203, $1,563,937 and pro forma net loss per share would have been $(0.22), $(0.19) and $(0.29) for the years ended June 30, 1998, 1997 and 1996, respectively.

In accordance with the provisions of SFAS No. 123, the pro forma disclosures include only the effect of stock options granted in the years ended June 30, 1998, 1997 and 1996. These pro forma effects may not be representative of the effects of SFAS No. 123 on future years because of the fact that options vest over several years and new grants generally are made each year.

The following presents a summary of the Company's stock option activity and related information:

                                                                                                         Weighted
                                                                                                         average
                                                                                      Option price    exercise price
                                                                          Number        per share       per share
                                                                        of shares
                                                                      ------------------------------------------------
                                                                      ------------------------------------------------

Options outstanding at June 30, 1995                                       62,000     $2.83-$5.00         $4.62
   Granted                                                                 64,000     $  .28-$.63         $ .43
   Exercised                                                                   -
   Canceled                                                                    -
                                                                      ---------------
Options outstanding at June 30, 1996                                      126,000    $  .28-$5.00         $2.49
   Granted                                                                206,000     $1.06-$4.00         $2.49
   Exercised                                                               (1,600)        $.28           $  .28
   Canceled                                                                    -
                                                                      ---------------
Options outstanding at June 30, 1997                                      330,400    $  .28-$5.00         $2.50
   Granted                                                                 96,000      $1.75-$4.00        $3.44
   Exercised                                                              (26,000)    $ .28- $1.34       $  .96
   Canceled                                                               (18,000)    $ .28- $1.06       $  .79
                                                                      ===============
Options outstanding at June 30, 1998                                      382,400     $ .28- $5.00        $2.92
                                                                      ===============

At June 30, 1998, options for 67,600 shares were available for future grants and 237,600 options were exercisable.

                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



7. Stockholders' Equity (continued)

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options,  excluding the 150,000 options issued to a financial public relations firm, as of June 30, 1998:

                                Options Outstanding                                            Options Exercisable
--------------------- ----------------------------------------- -------------------- -----------------------------------------
--------------------- -------------------- -------------------- -------------------- -------------------- --------------------
                                            Weighted-Average
                                                Remaining
                                            Contractual Life     Weighted-Average                          Weighted-Average
 Range of Exercise    Number Outstanding       (in years)         Exercise Price     Number Exercisable     Exercise Price
       Prices
--------------------- -------------------- -------------------- -------------------- -------------------- --------------------

    $0.01 - $1.00             26,400               7.39                 $0.41               13,600                $0.44
    $1.01 - $2.00             56,000               8.86                 $1.36               20,400                $1.53
    $2.01 - $3.00             20,000               5.00                 $2.81                4,000                $2.81
    $3.01 - $4.00             72,000               9.50                 $4.00                    -                    -
    $4.01 - $5.00             58,000               5.37                 $4.74               49,600                $4.74
===================== ==================== ==================== ==================== ==================== ====================
                             232,400               7.85                 $2.87               87,600                $3.24
===================== ==================== ==================== ==================== ==================== ====================

The  weighted-average  fair value of options granted during the years ended June
30, 1998, 1997 and 1996 was $2.56, $1.10 and $0.09, respectively.

In April 1997, the Company issued 150,000 options to a financial public relations firm in lieu of a $20,000 fee required under a written contract for annual services commencing January 1, 1997. The options were divided into thirds and are exercisable at $2, $3 and $4 a share, respectively. They are exercisable immediately and expire on December 31, 2002. For each of the years ended June
30, 1998 and 1997, the Company has recognized compensation expense for the fair value of these options of $10,000.

Warrants

In April 1997, the Company issued 150,000 warrants to a financial consultant in lieu of present and future compensation for services. Each warrant entitles the holder to purchase one share of Common Stock. The exercise price of 75,000 of the warrants is $2.25 per warrant and the exercise price of the remaining 75,000 warrants is $3.50 per warrant. The warrants were exercisable immediately and expire on March 15, 2001. The fair value of the warrants, $48,000 was based on contract value of the services to be provided. Compensation expense of $24,000 and $6,000 was recognized for the years ended June 30, 1998 and 1997, respectively. As noted above, 25,000 warrants were exercised at a price of $2.25 per warrant as part of the March 1998 offering.

                           Ionic Fuel Technology, Inc.

             Notes to Consolidated Financial Statements (continued)



8. Results of Foreign Operations

Geographic operations of the Company are as follows:

                                 Adjustments and
                                  Eliminations
                                                  United States          Europe                              Consolidated
                                                -----------------------------------------------------------------------------
Year ended June 30, 1998
Total revenue                                   $               -        $   427,097     $        10,553       $    437,650

Loss from operations                                     (368,189)          (993,519)                 -          (1,361,708)
Other income (expense), net                                                                                          13,552
                                                                                                          -------------------
Net (loss)                                                                                                       (1,348,156)

Identifiable assets                                    11,852,985          1,524,899         (10,950,167)         2,427,717

Year ended June 30, 1997
Total revenue                                                  -             601,408              27,286            628,694

Loss from operations                                     (263,664)          (709,309)             (4,184)          (977,157)
Other income (expense), net                                                                                         (27,268)
                                                                                                          -------------------
Net (loss)                                                                                                       (1,004,425)

Identifiable assets                                    10,039,427            826,780          (9,316,588)         1,549,619

Year ended June 30, 1996
Total revenue                                                  -             593,959                   -            593,959

Loss from operations                                     (449,066)        (1,197,933)             34,703         (1,612,296)
Other income (expense), net                                                                                          48,629
                                                                                                          -------------------
Net (loss)                                                                                                       (1,563,667)

Identifiable assets                                    10,266,606          1,001,869          (8,609,290)         2,659,185




                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions/Deductions

                                             Balance at         Charged to   Write-Offs
Description                                  Beginning of       Costs and    Net of
                                             Period             Expenses     Recoveries          Balance at
                                                                                                 End of
                                                                                                 Period


For the year ended June 30, 1996
   Allowance for doubtful accounts         $45,004                $    -       $ 1,213           $43,791
   Inventory reserve                       $30,755              $26,560         $    -          $57,315

For the year ended June 30, 1997
   Allowance for doubtful accounts         $43,791               $   510       $44,301          $   -
   Inventory reserve                       $57,315               $37,647       $    -           $94,962

For the year ended June 30, 1998
   Allowance for doubtful accounts         $    -                $  1,714      $  1,714       $   -
   Inventory reserve                        $94,962              $     710     $12,332        $83,340





                                                        SIGNATURES




Pursuant to the  requirements of Section 13 or 15(b) of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 1998

                                            IONIC FUEL TECHNOLOGY, INC.


                                            By:
                                              Douglas F. Johnston

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name                                        Titles                                   Date



Douglas F. Johnston                Chairman & Chief Financial                        September 28, 1998
                                      Officer



Anthony J.S. Garner                President, Chief Executive                        September 28, 1998
                                      Officer and Director


Frank J. Hollendoner               Director                                          September 28, 1998



Henry W. Sullivan                  Director                                          September 28, 1998

