Form 10-Q
period 1998-09-30
IONIC FUEL TECHNOLOGY INC
filed 1998-11-17
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1998
                                                ------------------

                                       or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From ___________ to
      ___________

Commission file number 1-13234
                       -------

                           Ionic Fuel Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                        06-1333140
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 300 Delaware Avenue, Suite 1704
     Wilmington, Delaware                               19801-1622
----------------------------------          ------------------------------------
 (Address of principal executive                        (Zip Code)
  offices)

                                 (302) 427-5957
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days. Yes |X| No |_|

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes |_| No |_|

                      Applicable Only to Corporate Issuers

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

      Common Stock, $.01 Par Value - 6,444,955 shares as of September 30, 1998

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets - September 30, 1998 and June 30, 1998

        Consolidated statements of operations - Three months ended September 30, 1998 and 1997

        Consolidated statements of cash flows - Three months ended September 30, 1998 and 1997

        Notes to consolidated financial statements - September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures

                          PART I. FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,     June 30,
                                                         1998            1998
                                                     ------------    ------------
Assets                                                (Unaudited)     (Audited)
Current assets
  Cash and cash equivalents (Note 2)                 $    707,439    $  1,082,872
  Trade accounts receivable                               118,986          66,839
  Inventory (Note 3)                                      445,063         348,496
  Prepaid expenses                                        100,416         133,068
                                                     ------------    ------------
Total current assets                                    1,371,904       1,631,275

Equipment and vehicles, net of accumulated
  depreciation of $500,659 at September 30, 1998
    and $480,174 at June 30, 1998                         243,100         245,551

Patents, net                                              551,582         550,891
                                                     ------------    ------------
Total assets                                         $  2,166,586    $  2,427,717
                                                     ============    ============

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                   $     77,909    $     87,324
  Accrued expenses                                        233,773         115,920
  Provisions for warranties and returns                    20,412          20,272
  Accrued royalty, due to officer                           9,600           4,800
  Current portion of royalty agreement                     22,279          21,464
  Accrued salary, benefits and payroll taxes               23,935          19,834
  Current portion of capital lease obligations             38,849          38,121
                                                     ------------    ------------
Total current liabilities                                 426,757         307,735

Long-term liabilities
  Long-term obligations less current portion               60,004          68,362
  Other long-term liabilities                             319,129         325,014
                                                     ------------    ------------
Total long-term liabilities                               379,133         393,376

Stockholders' equity
  Common stock, $.01 par value:
    20,000,000 shares authorized; issued and
    outstanding 6,444,955 and 5,401,600 shares             64,450          64,450
  Capital in excess of par value                       13,047,558      13,047,558
  Accumulated deficit                                 (11,623,894)    (11,251,823)
  Cumulative translation adjustment                      (127,418)       (133,579)
                                                     ------------    ------------
Total stockholders' equity                              1,360,696       1,726,606
                                                     ------------    ------------
Total liabilities and stockholders' equity           $  2,166,586    $  2,427,717
                                                     ============    ============

See accompanying notes

      Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                     1998               1997
                                                 -----------        -----------

Revenues
  Sales                                          $    57,484        $    19,137
  Rental                                              78,408             93,932
                                                 -----------        -----------
Total revenues                                       135,892            113,069

Cost of revenues
  Sales                                               54,259             50,787
  Rental                                             163,982            123,822
                                                 -----------        -----------
Total cost of revenues                               218,241            174,609
                                                 -----------        -----------
                                                     (82,349)           (61,540)

Operating expenses
  General and administrative                         195,608            158,291
  Sales and marketing                                 79,869             47,689
  Research and development                            10,629             11,499
                                                 -----------        -----------
                                                     286,106            217,479
                                                 -----------        -----------
Operating (loss)                                    (368,455)          (279,019)

Other income (expense)
  Interest income                                      9,314             13,188
  Interest expense                                   (12,930)           (13,632)
                                                 -----------        -----------
                                                      (3,616)              (444)
                                                 -----------        -----------

Net (loss)                                       $  (372,071)       $  (279,463)
                                                 ===========        ===========

Net (loss) per share                             $      (.06)       $      (.05)
                                                 ===========        ===========

Weighted average number of
   common shares                                   6,444,955          6,064,370
                                                 ===========        ===========

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                            September 30,
                                                         1998           1997
                                                     -----------    -----------

Operating activities
Net (loss)                                           $  (372,071)   $  (279,463)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                          19,570         18,587
    Amortization                                          16,431         15,869
    Changes in operating assets and liabilities:
     Accounts receivable                                 (51,072)       (43,715)
     Other receivables                                    19,998           (537)
     Inventory                                            31,170          2,053
     Prepaid expenses                                     13,121          5,621
     Accounts payable and accrued expenses                31,493            284
                                                     -----------    -----------
Net cash used by operating activities                   (291,360)      (281,301)

Investing activities
Acquisition of equipment                                 (56,775)        (4,539)
Acquisition of patents                                   (17,122)            --
                                                     -----------    -----------
Cash used by investing activities                        (73,897)        (4,539)

Financing activities
Principal payments on capital leases                      (8,265)            --
Principal payments under licensing agreement              (5,070)        (4,367)
Net proceeds from issuance of stock                           --      1,552,116
                                                     -----------    -----------
Net cash provided (used) by financing activities         (13,335)     1,547,749

Effects of exchange rate differences on cash               3,159         (7,847)
                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents        (375,433)     1,254,062
Cash and cash equivalents, beginning of period         1,082,872        191,629
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   707,439    $ 1,445,691
                                                     ===========    ===========

Interest paid                                        $    12,930    $    13,632
                                                     ===========    ===========

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
September 30, 1998

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on From 10-K for the year ended June 30, 1998.

2.    Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

3.    Inventory

      Inventory is comprised of the following:

                                                    September 30,       June 30,
                                                       1998               1998
                                                       ----               ----

Material and supplies                                $166,835           $149,367
Finished goods                                        278,228            199,129
                                                     --------           --------

                                                     $445,063           $348,496
                                                     ========           ========

      Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1998 and September 30, 1997

      Total revenues increased to approximately $136,000 during the three month period ended September 30, 1998 from approximately $113,000 for the three month period ended September 30, 1997.

      The increase of approximately $23,000 in revenues related to an increase in sales revenues.

      Gross profit decreased to a loss of approximately $(82,000) during the three months ended September 30, 1998 (loss of $62,000 in 1997) due to an increase in service department personnel.

      General and administrative expenses increased to approximately $196,000 during the three month period ended September 30, 1998 from approximately $158,000 for the three month period ended September 30, 1997.

      The increase of approximately $38,000 in general and administrative expenses related to an increase in financial public relations expenses, legal expenses, and vehicles and travel expense.

      Sales and marketing expenses increased to approximately $80,000 during the three months ended September 30, 1998, from approximately $48,000 during the three months ended September 30, 1997, an increase of $32,000 principally due to an increase in marketing promotion and an additional sales person.

      Other expense (net) increased to approximately $(4,000) during the three months ended September 30, 1998 from approximately $(400) of net expense during the same period in 1997, due to a decrease in interest income.

Liquidity and Sources of Capital

      Net cash used by operations was approximately $291,000 for the three months ended September 30, 1998 and approximately $281,000 for the three months ended September 30, 1997. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $950,000 at September 30, 1998 and approximately $1.3 million at June 30, 1998. Working capital has been utilized to fund operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currency Fluctuation

      Currency fluctuations were insignificant to the Company's operations for the three months ended September 30, 1998 and 1997. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

      Inflation has not had a significant impact on the results of the Company's operations for the three months ended September 30, 1998 and 1997.

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

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Ionic Fuel Technology, Inc.
                                             -----------------------------------
                                                     (Registrant)

Date 11-16-98                                /s/ Duane L. Berlin / Secretary
     ------------------------------          -----------------------------------
                                                   (Name and Title)

Date
     ------------------------------          -----------------------------------
                                                   (Name and Title)