Form 10-Q
period 1998-12-31
IONIC FUEL TECHNOLOGY INC
filed 1999-02-12
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|x| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended December 31, 1998

                                       or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From __________ to _________

Commission file number 1-13234

                           Ionic Fuel Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     06-1333140
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  300 Delaware Avenue, Suite 1704
        Wilmington, Delaware                              19801-1622
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

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

     Common Stock, $.01 Par Value - 6,444,955 shares as of December 31, 1998

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets - December 31, 1998 and June 30, 1998

        Consolidated statements of operations - Three months ended December 31, 1998 and 1997; six months ended December 31, 1998 and 1997

        Consolidated statements of cash flows - Six months ended December 31, 1998 and 1997

        Notes to consolidated financial statements - December 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


  Signatures

                          PART I. FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,      June 30,
                                                      1998            1998
                                                  ------------    ------------
Assets                                             (Unaudited)      (Audited)
Current assets
  Cash and cash equivalents (Note 2)              $    296,067    $  1,082,872
  Trade accounts receivable                            115,015          66,839
  Inventory (Note 3)                                   427,666         348,496
  Prepaid expenses                                      86,963         133,068
                                                  ------------    ------------
Total current assets                                   925,711       1,631,275

Equipment and vehicles, net of accumulated
  depreciation of $511,204 at December 31, 1998
    and $480,174 at June 30, 1998                      241,377         245,551

Patents, net                                           534,867         550,891
                                                  ------------    ------------
Total assets                                      $  1,701,955    $  2,427,717
                                                  ============    ============

Liabilities and stockholders' equity
Current liabilities
   Accounts payable                               $     68,006    $     87,324
   Accrued expenses                                    192,734         115,920
   Provisions for warranties and returns                51,391          20,272
   Accrued royalty, due to officer                      14,400           4,800
   Current portion of royalty agreement                 23,125          21,464
   Accrued salary, benefits and payroll taxes           21,025          19,834
   Current portion of capital lease obligations         38,806          38,121
                                                  ------------    ------------
Total current liabilities                              409,487         307,735

Long-term liabilities
   Long-term obligations less current portion           50,199          68,362
   Other long-term liabilities                         313,021         325,014
                                                  ------------    ------------
Total long-term liabilities                            363,220         393,376

Stockholders' equity
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued and
     outstanding 6,444,955 shares                       64,450          64,450
   Capital in excess of par value                   13,047,558      13,047,558
   Accumulated deficit                             (12,045,109)    (11,251,823)
   Cumulative translation adjustment                  (137,651)       (133,579)
                                                  ------------    ------------
Total stockholders' equity                             929,248       1,726,606
                                                  ------------    ------------
Total liabilities and stockholders' equity        $  1,701,955    $  2,427,717
                                                  ============    ============

See accompanying notes

      Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                   Three Months Ended             Six Months Ended
                                      December 31,                  December 31,
                                  1998           1997           1998           1997
                               -----------    -----------    -----------    -----------
Revenues
  Sales                        $     3,023    $    64,496    $    60,507    $    83,633
  Rental                            86,270         82,996        164,678        176,928
                               -----------    -----------    -----------    -----------
Total revenues                      89,293        147,492        225,185        260,561

Cost of revenues
  Sales                             44,870         57,963         99,129        108,750
  Rental                           138,092        138,099        302,074        261,921
                               -----------    -----------    -----------    -----------
Total cost of revenues             182,962        196,062        401,203        370,671
                               -----------    -----------    -----------    -----------
                                   (93,669)       (48,570)      (176,018)      (110,110)

Operating expenses
  General and administrative       232,346        229,339        427,954        387,630
  Sales and marketing               85,996         38,964        165,865         86,653
  Research and development           2,414         25,195         13,043         36,694
                               -----------    -----------    -----------    -----------
                                   320,756        293,498        606,862        510,977
                               -----------    -----------    -----------    -----------
Operating (loss)                  (414,425)      (342,068)      (782,880)      (621,087)

Other income (expense)
  Interest income                    5,948         10,897         15,262         24,085
  Interest expense                 (12,738)       (13,466)       (25,668)       (27,098)
                               -----------    -----------    -----------    -----------
                                    (6,790)        (2,569)       (10,406)        (3,013)
                               -----------    -----------    -----------    -----------

Net (loss)                     $  (421,215)   $  (344,637)   $  (793,286)   $  (624,100)
                               ===========    ===========    ===========    ===========

Net (loss) per share           $     (0.07)   $     (0.06)   $     (0.12)   $     (0.10)
                               ===========    ===========    ===========    ===========

Weighted average number of
   common shares                 6,444,955      6,196,295      6,444,955      6,130,332
                               ===========    ===========    ===========    ===========

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Six Months Ended
                                                             December 31,
                                                         1998           1997
                                                     -----------    -----------

Operating activities
Net (loss)                                           $  (793,286)   $  (624,100)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                          35,573         11,042
    Amortization                                          33,146         31,864
    Changes in operating assets and liabilities:
       Accounts receivable                               (48,400)       (83,577)
       Other receivables                                  10,145          6,667
       Inventory                                          45,058         10,546
       Prepaid expenses                                   35,661         20,599
       Accounts payable and accrued expenses              16,936         22,495
                                                     -----------    -----------
Net cash used by operating activities                   (665,167)      (604,464)

Investing activities
Acquisition of equipment                                 (74,194)            --
Acquisition of patents                                   (17,122)        (8,009)
                                                     -----------    -----------
Cash used by investing activities                        (91,316)        (8,009)

Financing activities
Principal payments on capital leases                     (17,191)            --
Principal payments under licensing agreement             (10,332)        (8,901)
Net proceeds from issuance of stock                           --      1,865,335
                                                     -----------    -----------
Net cash provided (used) by financing activities         (27,523)     1,856,434

Effects of exchange rate differences on cash              (2,799)        (1,596)
                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents        (786,805)     1,242,365
Cash and cash equivalents, beginning of period         1,082,872        191,629
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   296,067    $ 1,433,994
                                                     ===========    ===========

Interest paid                                        $    25,668    $    27,098
                                                     ===========    ===========

Noncash investing and financing activity:
   Acquisition of equipment by incurring
     additional indebtedness                         $        --    $    29,139
                                                     ===========    ===========

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1998

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

2.    Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

3.    Inventory

      Inventory is comprised of the following:

                                          December 31,            June 30,
                                             1998                   1998
                                             ----                   ----

      Material and supplies                $167,419               $149,367
      Finished goods                        260,247                199,129
                                           --------               --------

                                           $427,666               $348,496
                                           ========               ========

      Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Six Months Ended December 31, 1998 and December 31, 1997

      Total revenues decreased to approximately $225,000 during the six month period ended December 31, 1998 from approximately $261,000 for the six month period ended December 31, 1997.

      The decrease of approximately $36,000 in revenues related primarily to a decrease in sales revenue.

      Gross profit decreased to a loss of approximately $176,000 during the six months ended December 31, 1998 (loss of $110,000 in 1997) due to an increase in service department personnel.

      General and administrative expenses increased to approximately $428,000 during the six months ended December 31, 1998 from approximately $388,000 during the six months ended December 31, 1997.

      The increase of approximately $40,000 in general and administrative expenses related to an increase in financial public relations expenses, legal expenses, and vehicle and travel expense.

      Sales and marketing expenses increased to approximately $166,000 during the six months ended December 31, 1998 from approximately $87,000 during the six months ended December 31, 1997, an increase of $79,000 principally due to an increase in marketing promotion, recruitment costs and an additional sales person.

      Research and development decreased to approximately $13,000 during the six months ended December 31, 1998 from approximately $37,000 during the six months ended December 31, 1997 principally due to a decrease in expenses related to a design project nearing completion.

      Other expense (net) increased to approximately $(10,000) during the six months ended December 31, 1998 from approximately $(3,000) of net expenses during the same period in 1997, due to a decrease in interest income.

Three Months Ended December 31, 1998 and December 31, 1997

      Total revenues decreased to approximately $89,000 during the three month period ended December 31, 1998 from approximately $147,000 for the three month period ended December 31, 1997.

      The decrease of approximately $58,000 in revenues related to a decrease in sales revenue.

      Gross profit decreased to a loss of approximately $94,000 during the three months ended December 31, 1998 (loss of $49,000 in 1997) due to a decrease in sales revenue.

      General and administrative expenses remained approximately the same.

      Sales and marketing expenses increased to approximately $86,000 during the three months ended December 31, 1998 from approximately $39,000 during the three months ended December 31, 1997, an increase of $47,000 principally due to an increase in marketing promotion and recruitment costs.

      Research and development expenses decreased to approximately $2,000 during the three months ended December 31, 1998 from approximately $25,000 during the three months ended December 31, 1997 due to a decrease in expenses related to a design project nearing completion.

      Other expense (net) increased to approximately $7,000 during the three months ended December 31, 1998 from approximately $3,000 of net expense during the same period in 1997, due to a decrease in interest income.

Liquidity and Sources of Capital

      Net cash used by operations was approximately $670,000 for the six months ended December 31, 1998 and approximately $600,000 for the six months ended December 31, 1997. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $520,000 at December 31, 1998 and approximately $1.3 million at June 30, 1998. Working capital has been utilized to fund operations. The Company intends to raise additional equity capital during the third fiscal quarter in order to fund continuing working capital requirements. If additional capital is not raised, operations will be curtailed.

Currency Fluctuation

      Currency fluctuations were insignificant to the Company's operations for the six months ended December 31, 1998 and 1997. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

      Inflation has not had a significant impact on the results of the Company's operations for the six months ended December 31, 1998 and 1997.

Year 2000 Readiness

      The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation has begun to update hardware and software utilizing internal resources. Much of the Corporation's software currently in use is Year 2000 compliant, and accordingly, Year 2000 issues are not expected to have a material impact on the Corporation's future financial condition. As of December 31, 1998, the Corporation has expensed approximately $3,000 on costs associated with Year 2000 issues, and the Corporation expects to incur additional expenses of approximately $21,000 in 1999.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings (Not applicable)

Item 2. Changes in Securities (Not applicable)

Item 3. Defaults upon Senior Securities (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders (Not applicable)

Item 5. Other information (Not applicable)

Item 6. Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(11) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-k during the six months ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Ionic Fuel Technology, Inc.
                                           ---------------------------
                                                  (Registrant)



Date: February 10, 1999                    /s/ Douglas F. Johnson
                                           ------------------------------------
                                           Chairman and Chief Financial Officer



Date: February 10, 1999                    /s/ Anthony J.S. Garner
                                           ------------------------------------
                                           President, Chief Executive Officer
                                             and Director