Form 10-Q/A
period 1998-09-30
IONIC FUEL TECHNOLOGY INC
filed 1999-04-06
CIK 925006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                         Commission File Number 1-13234
     -----------------------------------------------------------------------


                           Ionic Fuel Technology, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    06-1333140
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


    300 Delaware Avenue, Suite 1704
         Wilmington, Delaware                              19801-1622
--------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)


                                 (302) 427-5957
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      This 10Q Amendment is filed to amend the items of Part I, Item 2.



                        IONIC FUEL TECHNOLOGY, INC.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

YEAR 2000 READINESS

      The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation has begun to update hardware and software utilizing internal resources. Much of the Corporation's software currently in use is Year 2000 compliant, and accordingly, Year 2000 issues are not expected to have a material impact on the Corporation's future financial condition. As of September 30, 1998, the Corporation has incurred no expenses or costs associated with Year 2000 issues; the Corporation expects to incur additional expenses of approximately $24,000 in the last quarter of 1998 and in 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Ionic Fuel Technology, Inc.


                                          -------------------------------------
                                                      (Registrant)


      Date:  April 5, 1999                /s/ Douglas F. Johnston
                                          -------------------------------------
                                          Chairman and Chief Financial Officer


      Date:  April 5, 1999                /s/ Anthony J.S. Garner
                                          -------------------------------------
                                          President, Chief Executive Officer and
                                            Director