Form 10-Q
period 1999-03-31
IONIC FUEL TECHNOLOGY INC
filed 1999-05-14
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 1999
                                                --------------

                                       or

|_| Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the Transition Period From ___________ to _____________

Commission file number 1-13234
                       -------

                           Ionic Fuel Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              06-1333140
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    300 Delaware Avenue, Suite 1704
         Wilmington, Delaware                                    19801-1622
----------------------------------------                         ----------
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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes |_| No _|

                      Applicable Only to Corporate Issuers

      Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

      Common Stock, $.01 Par Value - 6,444,955 shares as of March 31, 1999

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Consolidated balance sheets - March 31, 1999 and June 30, 1998

      Consolidated statements of operations - Three months ended March 31, 1999 and 1998; nine months ended March 31, 1999 and 1998

      Consolidated statements of cash flows - Nine months ended March 31, 1999 and 1998

      Notes to consolidated financial statements - March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                          PART I. FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,        June 30,
                                                      1999             1998
                                                  ------------     ------------
Assets                                             (Unaudited)       (Audited)
Current assets
  Cash and cash equivalents (Note 2)              $    689,526     $  1,082,872
  Trade accounts receivable                            289,171           66,839
  Inventory (Note 3)                                   407,887          348,496
  Prepaid expenses                                      91,302          133,068
                                                  ------------     ------------
Total current assets                                 1,477,886        1,631,275

Equipment and vehicles, net of
  accumulated depreciation of
    $505,444 at March 31, 1999
    and $480,174 at June 30, 1998                      226,818          245,551

Patents, net                                           518,151          550,891
                                                  ------------     ------------
Total assets                                      $  2,222,855     $  2,427,717
                                                  ============     ============

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                $    196,766     $     87,324
  Accrued expenses                                     210,906          115,920
  Provisions for warranties and returns                170,591           20,272
  Accrued royalty, due to officer                       19,200            4,800
  Current portion of royalty agreement                  24,003           21,464
  Accrued salary, benefits and
    payroll taxes                                       22,466           19,834
  Current portion of capital
    lease obligations                                   35,653           38,121
                                                  ------------     ------------
Total current liabilities                              679,585          307,735

Long-term liabilities
  Long-term obligations less current
    portion                                             41,077           68,362
  Other long-term liabilities                          306,680          325,014
                                                  ------------     ------------
Total long-term liabilities                            347,757          393,376

Stockholders' equity
  Common stock, $.01 par value:
    20,000,000 shares authorized;
    issued and outstanding
    6,444,955 shares                                    64,450           64,450
  Capital in excess of par value                    13,047,558       13,047,558
  Common stock subscribed                              648,439               --
  Accumulated deficit                              (12,412,330)     (11,251,823)
  Accumulated other comprehensive income              (152,604)        (133,579)
                                                  ------------     ------------
Total stockholders' equity                           1,195,513        1,726,606
                                                  ------------     ------------
Total liabilities and stockholders'
  equity                                          $  2,222,855     $  2,427,717
                                                  ============     ============

See accompanying notes

      Note: The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                 Three Months Ended             Nine Months Ended
                                       March 31,                    March 31,
                                1999            1998           1999          1998
                             -----------    -----------    -----------    -----------
Revenues
  Sales                      $   137,407    $    (2,487)   $   197,914    $    81,146
  Rental                          88,335         99,683        253,013        276,611
                             -----------    -----------    -----------    -----------
Total revenues                   225,742         97,196        450,927        357,757

Cost of revenues
  Sales                          192,551         48,682        291,680        157,432
  Rental                         126,242        111,732        428,316        373,653
                             -----------    -----------    -----------    -----------
Total cost of revenues           318,793        160,414        719,996        531,085
                             -----------    -----------    -----------    -----------
                                 (93,051)       (63,218)      (269,069)      (173,328)

Operating expenses
  General and
    administrative               203,559        218,457        631,513        606,087
  Sales and marketing             57,925         53,875        223,790        140,528
  Research and development         2,160         (1,771)        15,203         34,923
                             -----------    -----------    -----------    -----------
                                 263,644        270,561        870,506        781,538
                             -----------    -----------    -----------    -----------
Operating (loss)                (356,695)      (333,779)    (1,139,575)      (954,866)

Other income (expense)
  Interest income                  2,010         28,383         17,272         52,468
  Interest expense                12,536        (13,294)       (38,204)       (40,392)
                             -----------    -----------    -----------    -----------
                                 (10,526)        15,089        (20,932)        12,076
                             -----------    -----------    -----------    -----------

Net (loss)                   $  (367,221)   $  (318,690)   $(1,160,507)   $  (942,790)
                             ===========    ===========    ===========    ===========

Net (loss) per share         $     (0.06)   $     (0.05)   $     (0.18)   $     (0.15)
                             ===========    ===========    ===========    ===========

Weighted average number
  of common shares             6,444,955      6,298,797      6,444,955      6,185,667
                             ===========    ===========    ===========    ===========

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         Nine Months Ended
                                                             March 31,
                                                       1999            1998
                                                   -----------      -----------

Operating activities
Net (loss)                                         $(1,160,507)     $  (942,790)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Depreciation                                        50,329           16,213
    Amortization                                        49,862           47,953
    Changes in operating assets
      and liabilities:
      Accounts receivable                             (229,775)         (60,489)
      Other receivables                                 19,904              618
      Inventory                                         58,347           26,770
      Prepaid expenses                                  18,596            1,787
      Accounts payable and accrued
        expenses                                       303,397          (29,387)
                                                   -----------      -----------
Net cash used by operating activities                 (889,847)        (939,325)

Investing activities
Acquisition of equipment                               (87,517)              --
Acquisition of patents                                 (17,122)          (8,009)
                                                   -----------      -----------
Cash used by investing activities                     (104,639)          (8,009)

Financing activities
Principal payments on capital leases                   (26,913)          (4,032)
Principal payments under
  licensing agreement                                  (15,795)         (13,607)
Net proceeds from issuance of
  stock subscriptions                                  648,439        1,911,732
                                                   -----------      -----------
Net cash provided by financing
  activities                                           605,731        1,894,093

Effects of exchange rate
  differences on cash                                   (4,591)           1,209
                                                   -----------      -----------

Increase (decrease) in cash
  and cash equivalents                                (393,346)         947,968
Cash and cash equivalents,
  beginning of period                                1,082,872          191,629
                                                   -----------      -----------

Cash and cash equivalents,
  end of period                                    $   689,526      $ 1,139,597
                                                   ===========      ===========

Interest paid                                      $    38,204      $    40,392
                                                   ===========      ===========

Noncash investing and financing
  activities:
  Acquisition of equipment by
   incurring additional indebtedness               $        --      $    29,139
                                                   ===========      ===========

  Issuance of 147,800 shares of common
   stock-receipt of subscription
   receivable                                      $        --      $   308,850
                                                   ===========      ===========

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 1999

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

2. Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

3. Inventory

      Inventory is comprised of the following:

                                     March 31,          June 30,
                                       1999               1998
                                     --------           --------

      Material and supplies          $159,609           $149,367
      Finished goods                  248,278            199,129
                                     --------           --------

                                     $407,887           $348,496
                                     ========           ========

      Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

4. Comprehensive Income

      As of July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company has reclassified information for the prior period to conform with the standard. The adoption of this Statement had no impact on the Company's net income or shareholders' equity.

      The Company's comprehensive income is as follows:

                                 Three Months Ended        Nine Months Ended
                                      March 31,                 March 31,
                                  1999        1998         1999          1998
                                ---------   ---------   -----------   ---------
                               (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)

Net (loss)                      $(367,221)  $(318,690)  $(1,160,507)  $(942,790)
Foreign currency translation
  adjustment                      (14,953)      8,210       (19,025)      3,095
                                ---------   ---------   -----------   ---------
Total comprehensive (loss)      $(382,174)  $(310,480)  $(1,179,532)  $(939,695)
                                =========   =========   ===========   =========

                           IONIC FUEL TECHNOLOGY, INC.

      The component of accumulated other comprehensive income is:

                                                       March 31,      June 30,
                                                         1999          1998
                                                       ---------     ---------
                                                      (Unaudited)    (Audited)

      Foreign currency translation adjustment          $(152,604)    $(133,579)
                                                       ---------     ---------
      Accumulated other comprehensive income           $(152,604)    $(133,579)
                                                       =========     =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Months Ended March 31, 1999 and March 31, 1998

      Total revenues increased to approximately $451,000 during the nine month period ended March 31, 1999 from approximately $358,000 for the nine month period ended March 31, 1998.

      The increase of approximately $93,000 in revenues related to an increase in sales revenue.

      Gross profit decreased to a loss of approximately $269,000 during the nine months ended March 31, 1999 (loss of $173,000 in 1998) due to an increase in service department personnel.

      General and administrative expenses increased to approximately $632,000 during the nine months ended March 31, 1999 from approximately $606,000 during the nine months ended March 31, 1998.

      The increase of approximately $26,000 in general and administrative expenses related to an increase in financial public relations expenses, legal expenses, and vehicle and travel expense.

      Sales and marketing expenses increased to approximately $224,000 during the nine months ended March 31, 1999 from approximately $141,000 during the nine months ended March 31, 1998, an increase of $83,000 principally due to an increase in marketing promotion, recruitment costs and an additional sales person.

      Research and development decreased to approximately $15,000 during the nine months ended March 31, 1999 from approximately $35,000 during the nine months ended March 31, 1998 principally due to a decrease in expenses related to a design project nearing completion.

      Other income (expense) net decreased to approximately $21,000 of net expense during the nine months ended March 31, 1999 from approximately $12,000 of net income during the same period in 1998, due to a decrease in interest income.

Three Months Ended March 31, 1999 and March 31, 1998

      Total revenues increased to approximately $226,000 during the three month period ended March 31, 1999 from approximately $97,000 for the three month period ended March 31, 1998.

      The increase of approximately $129,000 in revenues related to an increase in sales revenue.

      Gross profit decreased to a loss of approximately $93,000 during the three months ended March 31, 1999 (loss of $63,000 in 1998) due to an increase in cost of sales revenues.

      General and administrative expenses decreased to approximately $204,000 during the three months ended March 31, 1999 from approximately $218,000 during the three months ended March 31, 1998.

      The decrease of approximately $14,000 in general and administrative expenses related to a decrease in stock market related expenses and financial public relations expenses.

      Sales and marketing expenses remained approximately the same.

      Research and development expenses increased to approximately $2,000 during the three months ended March 31, 1999 from approximately $(1,800) during the three months ended March 31, 1998, which was the result of a reversal in accrued costs during the three months ended March 31, 1998.

      Other income (expense) net decreased to approximately $11,000 net expense during the three months ended March 31, 1999 from approximately $15,000 of net income during the same period in 1998, due to a decrease in interest income.

Liquidity and Sources of Capital

      Net cash used by operations was approximately $890,000 for the nine months ended March 31, 1999 and approximately $939,000 for the nine months ended March 31, 1998. Cash was utilized in all departments, i.e. sales, marketing, administration and ongoing product enhancement in the United Kingdom and Europe. Working capital was approximately $800,000 at March 31, 1999 and approximately $1.3 million at June 30, 1998. Working capital has been utilized to fund operations.

      On April 1, 1999, the Company accepted subscriptions for 4,838,334 shares of common stock, par value $.01. As a result, the Company raised $648,439 net of related costs of $77,311.

Currency Fluctuation

      Currency fluctuations were insignificant to the Company's operations for the nine months ended March 31, 1999 and 1998. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

      Inflation has not had a significant impact on the results of the Company's operations for the nine months ended March 31, 1999 and 1998.

Year 2000 Readiness

      The Corporation has taken action to understand the nature and extent of the work required to make its computer-based systems that interface with vendors, customers and others ready for the Year 2000. The Corporation has begun to update hardware and software utilizing internal resources. Much of the Corporation's software currently in use is Year 2000 compliant, and accordingly, Year 2000 issues are not expected to have a material impact on the Corporation's future financial condition. As of March 31, 1999, the Corporation has expensed approximately $5,000 on costs associated with Year 2000 issues, and the Corporation expects to incur additional expenses of approximately $20,000 in 1999.

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

Item 5. Other information (Not applicable)

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-k during the nine months ended March 31, 1999.

                                    EXHIBIT I

                           IONIC FUEL TECHNOLOGY, INC.

                   COMPUTATION OF NET LOSS PER COMMON SHARE

                            Three Months Ended           Nine Months Ended,
                                March 31,                     March 31,
                            1999          1998          1999           1998
                        -----------    ----------    -----------    -----------

Net loss                $  (367,221)   $ (318,690)   $(1,160,507)   $  (942,790)
                        ===========    ==========    ===========    ===========

Average common shares
  outstanding             6,444,955     6,298,797      6,444,955      6,185,667
                        ===========    ==========    ===========    ===========

Net loss per common
  share                 $     (0.06)   $    (0.05)   $     (0.18)   $     (0.15)
                        ============    ==========    ===========    ===========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Ionic Fuel Technology, Inc.
                                       ---------------------------
                                             (Registrant)


Date  May 14, 1999                        /s/ Douglas F. Johnston
     --------------                       --------------------------------------
                                            Chairman and Chief Financial Officer


Date  May 14,1999                         /s/ Anthony J.S. Garner
     --------------                       --------------------------------------
                                            President, Chief Executive Officer
                                            and Director