Form 10-K405
period 1999-06-30
IONIC FUEL TECHNOLOGY INC
filed 1999-10-05
CIK 925006

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

for the transition period from                   to
                               -----------------    ---------------------

Commission File Number: 1-13234
                        -------

                           IONIC FUEL TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      06-1333140
------------------------------------          -------------------------------
(State or other jurisdiction of No.)          (I.R.S. Employer Identification
                                                       incorporation)


300 Delaware Avenue, #1704, Wilmington, Delaware         19801-1622
------------------------------------------------         ----------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (302) 427-5957
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
----------------------------          -----------------------------------------
Common Stock, par value $.01                     Boston Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value of securities held by non-affiliates as of September 15, 1999 - $2,858,971.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At September 1999, there were 11,283,289 common shares, 1,200,000 Series B Warrants and 189,000 Underwriters' Warrants, 771,883 Series C Warrants, 150,000 Consultant's Warrants, and 270,200.059 Series D Warrants outstanding.

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

     The IFT System, which is attached to a customer's heating or power generation equipment, produces negatively charged ions ("Ions") by passing an air flow over a body of vibrating liquid and into the combustion chamber or air intake of the customer's machinery. The ionized air supply accelerates the normal combustion process. As a result of the improved combustion, the amount of air and fuel supplied to the burner can be reduced while still maintaining a constant measure of power output. This reduction of air and fuel decreases fuel consumption as well as the production of NOx, CO and CO2 and when burning fuel oil, fireside cooking and particulate emissions are also reduced.

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

     Typical performance results of the System reveal a reduction fuel consumption ranging from 2.5% to 7%, a reduction in CO2 emissions ranging from 2.5% to 7%, a reduction in CO emissions ranging from 6% to 80%, a reduction in NOx emissions ranging from 0% to 30% and a reduction in particulate emissions ranging from 6% to 40%. The exact performance of the System depends upon the customer's existing equipment and desired objectives; customers may achieve less favorable results or no improvement if their equipment requires repair or if fuel and air flows cannot be closely controlled. If NOx and CO emissions have been reduced by the use of other equipment, the System may be used to reduce CO2 emissions and fuel consumption. CO2 emission reduction correlates directly with the fuel savings which the IFT System provides.

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

     During the year the Company launched additional products and services to increase utilization of the company's combustion expertise and contracts were obtained from several new customers, notably British Steel plc.

     The Company will rent or sell the System. In the general industrial market customers prefer to rent, in the oil and petrochemical industry, the preference is to purchase.

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

     Research and Development

     The Company's research and development efforts are a continuing process and are focused primarily on refining the vibration technology that forms the basis of the IFT System. To that end, the Company has studied such areas as the interaction of the charged particles and the combustion process, the delivery of the charged particles to the combustion chamber, the optimum volume of the charge, the optimum ratio of air to liquid surface and the impact of pressure and temperature on delivery of the charge. The Company's efforts resulted in an enhancement to the patented vibration technology for which a European patent application was filed in January 1994. The company plans to launch an enhanced IFT System developed to meet the anticipated requirements of the oil industry, with further developments following discussions with UK utility companies.

     The Company's research and development costs are expensed as incurred. Employees engaged in engineering and manufacturing also perform R&D functions, therefore it is unrealistic to isolate these specific costs since they were not material.

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

     In general, emitters of pollution are required to obtain permits issued by the appropriate environmental agency. A typical permit would set forth the amount of pollutants that the "source" may emit, mandatory emission control device description and installation deadlines plus monitoring/reporting requirements. Pollution sources may be charged a fee proportional to the amount of pollution the source creates each year. This provides an incentive for the polluter to acquire technology which will reduce its emissions. IFT is working with customers on an individual basis prior to and during its process of negotiating permits where the System has been accepted by such regulatory agencies.

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

     The Company maintains its corporate office in Wilmington, Delaware pursuant to an annual lease with an annual rental of $3,000 plus utilities. The lease was renewed in December 1998 on the same terms.

     The Company believes that its facilities are adequate for its present and anticipated needs.


Item 3. LEGAL PROCEEDINGS

        Not applicable


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

                                     PART II

Item 5. MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

     The Company's common stock and Class B Warrants are quoted on the Nasdaq Bulletin Board and Boston Stock Exchange under symbols "IFTI", "IFTIZ", "IFU" and "IFUZ" respectively.

     The table set forth below shows, for the period indicated, the high and low bid quotations on the Nasdaq SmallCap Market for the Company's Securities. These amounts represent quotation between dealers in securities, and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         The Class A Warrants expired September 30, 1998.

                                                                  Bid
                                                         ---------------------
Period Ended               Type of Security               High            Low
------------               ----------------              ------         ------

September 1997             Common Stock                  3              1 5/8
                           Class A Warrant                 3/32           1/16
                           Class B Warrant                 5/32           1/8

December 1997              Common Stock                  5 9/16         2 3/8
                           Class A Warrant                 9/16           3/32
                           Class B Warrant                 9/16           1/8

March 1998                 Common Stock                  4 1/16         3
                           Class A Warrant                 7/16           9/32
                           Class B Warrant                 3/4            9/32

June 1998                  Common Stock                  3              1 1/4
                           Class A Warrant                 1/8            1/16
                           Class B Warrant                 5/16           3/32

September 1998             Common Stock                  2               .7188
                           Class A Warrant                 1/16           1/16
                           Class B Warrant                 1/128          1/128

December 1998              Common Stock                  1.0625          .3281
                           Class B Warrant                1/128           1/128

March 1999                 Common Stock                   .5625          .3125
                           Class B Warrant                1/128           1/128

June 1999                  Common Stock                   .4375          .25
                           Class B Warrant                1/128           1/128

     The company estimates at September 1, 1999, the number of shareholders of record and in street name of the Company's common stock was approximately 800 and Class B Warrants was 75.

     The Company has not paid any cash dividends.

Item 6. SELECTED FINANCIAL DATA


                     Year Ended       Year Ended      Year Ended      Year Ended
                    June 30, 1995    June 30, 1996   June 30, 1997   June 30, 1998
                    -------------    -------------   -------------   -------------
Statement of
Operations Data:

Revenues             $    476,161    $    593,959    $    628,694    $    437,650

Cost of Revenues          344,868         537,110         723,327         692,952

Operating Expenses      2,974,998       1,669,145         882,524       1,106,406
Net Loss               (2,725,744)     (1,563,667)     (1,004,425)     (1,348,156)
Net Loss per
 share               $       (.51)   $       (.29)   $       (.19)   $       (.22)
Weighted average
 number of              5,318,445       5,400,000       5,401,600       6,251,376
 common shares

Cash Dividend
 per common share            --              --              --              --
Balance Sheet:

Total Assets         $  4,463,543    $  2,659,185    $  1,549,619    $  2,427,717

Working Capital         2,687,338       1,306,293         434,686       1,323,540
Long-term
 liabilities              394,625         364,773         346,249         393,376
Total
 liabilities            1,106,581         886,274         705,062         701,111
Accumulated
 deficit               (7,335,575)     (8,899,242)     (9,903,667)    (11,251,823)
Cumulative
 translation
 adjustment              (130,436)       (150,820)       (143,199)       (133,579)

Stockholders'
 Equity                 3,356,962       1,772,911         844,557       1,726,606

                                                      Year Ended
Statement of Operations Data:                        June 30, 1999
-----------------------------                        -------------
Revenues......................................      $    608,608
Cost of  Revenues.............................           897,388
Operating Expenses............................         1,638,694
Net (loss)....................................        (1,927,474)
Net (loss) per share..........................      $       (.26)
Weighted average number
   of common shares...........................         7,651,225
Cash dividend per common
   share......................................                 0

Balance Sheet
 Data:

Total assets..................................      $  1,334,907
Working capital...............................           465,717
Long-term liabilities.........................           330,626
Total liabilities.............................           951,562
Accumulated deficit...........................       (13,209,264)
Cumulative translation
  adjustment..................................          (167,838)
Stockholders' equity..........................           383,345

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

     In early 1996, a leading international oil company completed testing the IFT System in its central research facility with positive results and recommendations to its operating units to utilize the technology. As a consequence, the Company has installed an IFT System on a large Texaco boiler with follow on orders expected. Likewise initial installations have been completed at sites with British Petroleum and Degussa. An average size refinery or petrochemical plant could utilize IFT technology and equipment valued at approximately $1,000,000. During 1999 the company introduced four new services and products following market investigation with its contractors affording its combustion expertize to customer problem solving and plant performance evaluation.

     The additional volume of business can be accommodated within the existing capacity of the Company allowing for increases in material purchases. The attainment of positive cash flow remains the Company's primary financial objective and the immediate focus of operations will be the European community where the IFT technology has achieved market recognition.

     The Company is presently attempting to raise additional capital to fund operations. If additional capital is not secured within a few weeks, operations will be substantially curtailed or ceased. The Company will continue to focus its operations primarily on expansion within the European Community.

Year ended June 30, 1999 and June 30, 1998

     Total revenues increased to approximately $609,000 during the year ended June 30, 1999 from $438,000 in the fiscal year ended June 30, 1998. The net increase relates to a increase in system sales to approximately $266,000. ($89,000 in 1998).

     There was a gross loss of approximately $289,000 during the year ended June 30, 1999 compared to a loss of approximately $255,000 during the year ended June 30, 1998. The increased gross loss related primarily to the increase in cost of revenues. These increased approximately $204,000 to $897,000 ($693,000 for fiscal 1998) whereas revenues increased by approximately $171,000.

     General and administrative expenses decreased to approximately $684,000 during the year ended June 30, 1999 from approximately $729,000 in the year ended June 30, 1998, a decrease of $44,000. This decrease is primarily due to tighter cost control and a reduction in stock market related expenses.

     The Company has determined that impairment of its intangible assets exists based on a review of undiscounted future cash flow of revenue generated from these patents. As a result, the Company has written off $505,000 of unamortized patents in 1999.

     Sales and marketing expenses increased to $305,000 during the year ended June 30, 1999 from approximately $217,000 during the year ended June 30, 1998. The increase of $88,000 is primarily due to an increase in marketing promotion, recruitment costs and an additional sales person.

     Other income (expense) net was approximately ($30,000) net expense during the year ended June 30, 1999 compared to income of $14,000 during the year ended June 30, 1998, a decrease of $44,000, primarily due to a decrease in interest income.

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

Liquidity and Capital Resources

     Since inception, the Company's funding requirements have been met through the initial public offering of equity securities totaling approximately $4.8 million, the private placement of equity securities totaling approximately $7 million, and revenue generated from operations. On April 1, 1999 the Company sold an additional 4,838,334 common shares with net proceeds of $648,439.

     Net cash used in operations was approximately $1.2 million, $1.2 million and $900,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The principal use of cash was to fund operating losses incurred by the company in developing the IFT system and sales, marketing and promotional activities. Working capital was approximately $466,000, $1.3 million and $435,000 at June 30, 1999, 1998 and 1997, respectively. Fluctuations in working capital have been primarily due to fluctuations in cash, decreases in accounts payable and other accruals.

     Capital expenditures amounted to approximately $134,000, $88,000 and $29,000 during fiscal years 1999, 1998 and 1997, respectively. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment.

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

     The Company is presently attempting to raise additional capital to fund operating losses. There can be no assurance that the Company will obtain such capital. Indeed, the Company's inability to achieve profitability or positive cash flow together with the general trend of weakness in the price of the Company's stock make it substantially uncertain whether the Company will be successful in raising additional capital. There is a material possibility that operations will be curtailed or terminated if the Company fails to obtain such capital. The Company will continue to focus its operations primarily on expansion within the European Community.


Currency Fluctuation

     The Company's revenues are invoiced primarily in Pounds Sterling and also currencies of other European countries (Belgium, the Netherlands and Germany). With the introduction of the European common currency, the euro, the Company also expects to invoice revenues in this currency for those sales to countries within Europe who have joined the European Monetary System. Revenues invoiced to customers within the United Kingdom will continue to be in Pounds Sterling. Changes in exchange rates of these currencies relative to the U.S. dollar could affect the Company's operations and cash flow. During the fiscal years ended June 30, 1999, 1998 and 1997, currency fluctuations were not significant and were not an influence on the Company's revenues and expenses. Currently, the Company does not enter into derivative contracts to hedge currency risks.

     During the year ended June 30, 1999 the average rate of exchange used to translate revenues and expenses denominated in Pounds Sterling has remained at approximately 1.65 U.S. dollars to 1 Pound Sterling, consistent with the year ended June 30, 1998.

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

Year 2000 Readiness

     The Company has taken action to understand the nature and extent of the work required to make its computer systems that interface with vendors, customers and others ready for the Year 2000. The Company is in the process of replacing, validating and testing its hardware and software utilizing internal and external resources. Much of the Company's software currently in use is Year 2000 compliant, its hardware is being systematically replaced and accordingly, Year 2000 issues are not expected to have a material impact on the Company's future financial condition. As of June 30, 1999, the Company has expensed approximately $13,000 on costs associated with Year 2000 issues, and the Company expects to incur additional expenses of approximately $28,000 in 1999.


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

Report of Independent Auditors                                           F-1

Consolidated Balance Sheets - June 30, 1999 and 1998                     F-2

Consolidated Statements of Operations - Years Ended                      F-3
June 30, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity -                        F-4
Years Ended June 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - Years Ended                      F-5
June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                               F-6

The following consolidated financial statement schedule of Ionic Fuel Technology, Inc. is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts


                                                                           Additions/Deductions
                                                                      ------------------------------
                                                     Balance at       Charged to          Write-Offs         Balance at
                                                    Beginning of       Costs and            Net of             End of
Description                                            Period          Expenses           Recoveries           Period
                                                 -----------------------------------------------------------------------------
For the year ended June 30, 1997
   Allowance for doubtful accounts                    $43,791          $     510             $44,301           $     --
   Inventory reserve                                   57,315             37,647                  --             94,962

For the year ended June 30, 1998
   Allowance for doubtful accounts                         --              1,714               1,714                 --
   Inventory reserve                                   94,962                710              12,332             83,340

For the year ended June 30, 1999
   Allowance for doubtful accounts                         --                 --                  --                 --
   Inventory reserve                                   83,340             14,310               2,683             94,967


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


      4.2 Specimen Certificate of B Warrant Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


     10.1 Stock Option Plan Incorporated by reference to the filing of such Exhibit with Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


     27    Financial Data Schedule

B.   Reports on Form 8-K

     Form 8-K dated April 7, 1999 electronically filed and accepted on April 12, 1999 Accession No. 0001005477-99-001713. Reference Item 5. Other Events: On April 1, 1999, the Registrant concluded a private placement of common stock.

                         Report of Independent Auditors



To the Board of Directors and Stockholders
Ionic Fuel Technology, Inc.


We have audited the accompanying consolidated balance sheets of Ionic Fuel Technology, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ionic Fuel Technology, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Ionic Fuel Technology, Inc. will continue as a going concern. As more fully described in Note 1, Ionic Fuel Technology, Inc. has incurred recurring operating losses and its operations have not produced a positive cash flow. This condition raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ ERNST & YOUNG LLP

Stamford, Connecticut
September 8, 1999

                           Ionic Fuel Technology, Inc.

                           Consolidated Balance Sheets


                                                                             June 30
                                                                     1999                1998
                                                                  ------------       -----------
Assets
Current assets:
   Cash and cash equivalents (Note 1)                             $    312,277       $  1,082,872
   Trade accounts receivable                                           344,986             66,839
   Inventory (Note 2)                                                  363,264            348,496
   Prepaid expenses                                                     66,126            133,068
                                                                  ------------       ------------
Total current assets                                                 1,086,653          1,631,275

Equipment and vehicles, net (Notes 1 and 3)                            248,254            245,551

Patents, net (Notes 1 and 4)                                              --              550,891
                                                                  ------------       ------------
Total assets                                                      $  1,334,907       $  2,427,717
                                                                  ============       ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                               $    141,853       $     87,324
   Accrued expenses                                                    211,627            115,920
   Provisions for warranties and returns                               159,939             20,272
   Accrued royalty - due to officer (Note 4)                            24,000              4,800
   Current portion of royalty agreement (Note 4)                        24,915             21,464
   Accrued salary, benefits and payroll taxes                           23,166             19,834
   Current portion of capital lease obligations (Note 5)                35,436             38,121
                                                                  ------------       ------------
Total current liabilities                                              620,936            307,735

Long-term liabilities (Notes 4 and 5):
   Long-term obligations less current portion                           30,527             68,362
   Other long-term liabilities                                         300,099            325,014
                                                                  ------------       ------------
Total long-term liabilities                                            330,626            393,376

Commitments and contingencies (Note 5)

Stockholders' equity (Note 7): Common stock, $.01 par value:
     20,000,000 shares authorized; issued and outstanding
     11,283,289 shares and 6,444,955 shares,
     respectively (Note 7)                                             112,833             64,450
   Capital in excess of par value                                   13,647,614         13,047,558
   Accumulated deficit                                             (13,209,264)       (11,251,823)
   Cumulative translation adjustment (Note 1)                         (167,838)          (133,579)
                                                                  ------------       ------------
Total stockholders' equity                                             383,345          1,726,606
                                                                  ------------       ------------
Total liabilities and stockholders' equity                        $  1,334,907       $  2,427,717
                                                                  ============       ============


See accompanying notes.

                           Ionic Fuel Technology, Inc.

                      Consolidated Statements of Operations



                                                                    Year ended June 30
                                                         1999             1998             1997
                                                     -----------       -----------       -----------
Revenues (Note 1):
   Sales                                             $   266,351       $    88,870       $   260,679
   Rentals                                               342,257           348,780           368,015
                                                     -----------       -----------       -----------
Total revenues                                           608,608           437,650           628,694

Cost of revenues
   Sales                                                 310,526           205,484           184,063
   Rentals                                               586,862           487,468           539,264
                                                     -----------       -----------       -----------
Total cost of revenues                                   897,388           692,952           723,327
                                                     -----------       -----------       -----------
                                                        (288,780)         (255,302)          (94,633)

Operating expenses:
   General and administrative                            684,463           728,535           594,472
   Amortization and write-off of patents                 571,581            64,155            62,661
   Sales and marketing                                   305,006           217,468           161,418
   Royalty charges                                        60,000            60,000            60,000
   Research and development                               17,644            36,248             3,973
                                                     -----------       -----------       -----------
                                                       1,638,694         1,106,406           882,524
                                                     -----------       -----------       -----------
Loss from operations                                  (1,927,474)       (1,361,708)         (977,157)

Other income (expense):
   Interest income                                        20,578            67,060            28,801
   Interest expense                                      (50,545)          (53,508)          (56,069)
                                                     -----------       -----------       -----------
                                                         (29,967)           13,552           (27,268)
                                                     -----------       -----------       -----------

Net loss                                             $(1,957,441)      $(1,348,156)      $(1,004,425)
                                                     ===========       ===========       ===========

Net loss per share - basic and diluted (Note 1)      $     (0.26)      $     (0.22)      $     (0.19)
                                                     ===========       ===========       ===========

Weighted average number of common shares
   (Note 1)                                            7,651,225         6,251,376         5,401,600
                                                     ===========       ===========       ===========

See accompanying notes.

                           Ionic Fuel Technology, Inc.

                 Consolidated Statements of Stockholders' Equity



                                           -----------------------------
                                                   Common Stock                                         Accumulated
                                           -----------------------------  Capital in                       Other
                                                             Par          Excess of    Accumulated      Comprehensive
                                             Shares         Value         Par Value      Deficit        Income (Loss)      Total
                                           ----------------------------------------------------------------------------------------
Balance at June 30, 1996                    5,400,000     $  54,000      $10,768,973    $ (8,899,242)      $(150,820)   $ 1,772,911
     Net loss                                                                             (1,004,425)                    (1,004,425)
     Translation adjustment                                                                                    7,621          7,621
                                                                                                                        -----------
     Comprehensive loss                                                                                                    (996,804)
     Issuance of compensatory stock
       options and warrants                                                   68,000                                         68,000
     Exercise of stock options                  1,600            16              434                                            450
                                            ---------     ---------      -----------    ------------       ---------    -----------
Balance at June 30, 1997                    5,401,600        54,016       10,837,407      (9,903,667)       (143,199)       844,557
     Net loss                                                                             (1,348,156)                    (1,348,156)
     Translation adjustment                                                                                    9,620          9,620
                                                                                                                        -----------
     Comprehensive loss                                                                                                  (1,338,536)
     Exercise of stock options and
       warrants                               148,722         1,487          367,981                                        369,468
     Sale of stock                            894,633         8,947        1,842,170                                      1,851,117
                                            ---------     ---------      -----------    ------------       ---------    -----------
Balance at June 30, 1998                    6,444,955        64,450       13,047,558     (11,251,823)       (133,579)     1,726,606
     Net loss                                                                             (1,957,441)                    (1,957,441)
     Translation adjustment                                                                                  (34,259)       (34,259)
                                                                                                                        -----------
     Comprehensive loss                                                                                                  (1,991,700)
     Exercise of stock options and
       warrants
     Sale of stock                          4,838,334        48,383          600,056                                        648,439
                                            ---------     ---------      -----------    ------------       ---------    -----------
Balance at June 30, 1999                   11,283,289      $112,833      $13,647,614    $(13,209,264)      $(167,838)   $   383,345
                                           ==========      ========      ===========    ============       =========    ===========


See accompanying notes.

                           Ionic Fuel Technology, Inc.

                      Consolidated Statements of Cash Flows



                                                                      Year ended June 30
                                                            1999              1998              1997
                                                         -----------       -----------       -----------
Operating activities
Net loss                                                 $(1,957,441)      $(1,348,156)      $(1,004,425)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                             69,005            80,899            66,241
     Amortization                                             66,695            64,155            62,661
     Write-off of patents                                    504,886              --                --
     Non cash compensation                                      --                --              16,000
     Changes in operating assets and liabilities:
       Accounts receivable                                  (293,230)           (7,178)           26,128
       Other receivables                                      19,757           (13,203)            8,674
       Inventory                                              94,092           152,547           121,136
       Prepaid expenses                                       42,549            25,247            19,211
       Other assets                                             --              (6,882)            2,195
       Accounts payable and accrued expenses                 255,698          (100,674)         (208,793)
                                                         -----------       -----------       -----------
Net cash used in operating activities                     (1,197,989)       (1,153,245)         (890,972)

Investing activities
Acquisition of patents                                       (20,690)          (12,043)          (25,885)
Acquisition of equipment                                    (133,511)          (88,084)          (29,239)
Accretion of interest                                           --                --                --
Proceeds from maturity of investments                           --                --                --
                                                         -----------       -----------       -----------
Net cash used in investing activities                       (154,201)         (100,127)          (55,124)

Financing activities
Principal payments on capital leases                         (36,036)          (11,232)             --
Principal payments under licensing agreement                 (21,464)          (18,393)          (15,931)
Net proceeds from issuance of stock                          648,439         2,166,085               450
                                                         -----------       -----------       -----------
Net cash provided by (used in) financing activities          590,939         2,136,460           (15,481)
                                                         -----------       -----------       -----------

Effects of exchange rate differences on cash                  (9,344)            8,155           (19,882)
                                                         -----------       -----------       -----------

Increase (decrease) in cash                                 (770,595)          891,243          (981,459)
Cash, beginning of year                                    1,082,872           191,629         1,173,088
                                                         -----------       -----------       -----------
Cash, end of year                                        $   312,277       $ 1,082,872       $   191,629
                                                         ===========       ===========       ===========

Interest paid                                            $    50,545       $    53,508       $    56,069
                                                         ===========       ===========       ===========



See accompanying notes.

                           Ionic Fuel Technology, Inc.

                   Notes to Consolidated Financial Statements



1. Summary of Significant Accounting Policies

Going Concern

Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

During the past year, the principal use of the Company's cash has been to fund its operating losses. The Company has been utilizing approximately $100,000 per month to fund operations. The Company is presently attempting to raise additional capital to fund operations. If additional capital is not secured within the next few weeks, it will be necessary to substantially curtail or cease operations.

Basis of Presentation

The Company, a Delaware corporation formed on December 10, 1991, manufactures ion generating equipment for sale or lease to entities in various industries, in the United Kingdom and Europe, to reduce airborne emissions and fuel consumption.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ionic Fuel Technology USA, Inc. ("IFT, USA"), a company incorporated in the U.S. and Ionic Fuel Technology Ltd. ("IFT Ltd."), a company incorporated in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk

At June 30, 1999 and 1998, the Company maintained cash balances of approximately $219,000 and $1,080,000, respectively, at a bank in excess of the insurance limits ($100,000) of the Federal Deposit Insurance Corporation.

The Company performs periodic evaluations of its customers financial condition and generally does not require collateral.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventory

Inventory is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value.

                           Ionic Fuel Technology, Inc.

1. Summary of Significant Accounting Policies (continued)

Equipment and Vehicles

Equipment and vehicles are stated at cost less accumulated depreciation and amortization provided on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment under lease to third parties is depreciated over the life of the lease, generally five years.

Intangible Assets

The Company has determined that impairment of its intangible assets exists based on the review of the undiscounted future cash flow of revenue generated from these patents. As a result, the Company has written off $504,886 of unamortized patents.

Patents were carried at the acquisition cost, less accumulated amortization provided on the straight-line basis over the estimated useful lives which ranged from five to fifteen years. Amortization expense (which included the write-offs of the patents) for these intangible assets amounted to $571,581, $64,155 and $62,661 for the years ended June 30, 1999, 1998 and 1997, respectively. Accumulated amortization amounted to $948,004 and $376,423 at June 30, 1999 and 1998, respectively.

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

New Accounting Pronouncements

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The rules require companies to (A) display items of other comprehensive income either below the total for net income, in a separate statement of comprehensive income, or in a statement of changes in equity, and (B) disclose the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purpose is required. The Company has adopted the provisions of SFAS No. 130, effective July 1, 1998.

                           Ionic Fuel Technology, Inc.

1. Summary of Significant Accounting Policies (continued)

In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise Related Information" (SFAS No. 131), establishes standards for the way that public business enterprises need to disclose certain information about reportable operating segments in annual financial statements and requires that those companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issues to stockholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has adopted the provisions of SFAS No. 131 effective July 1, 1998. All prior years have been restated to conform with the current year presentation.

There was no impact on the Company's consolidated results of operations, financial position or cash flow as a result of the adoption of these statements.

Use of Estimates

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and as such, include amounts based on judgments and estimates made by management, which may differ from actual results.

2. Inventory

Inventory is comprised of the following:
                                                June 30
                                           1999          1998
                                      ----------------------------


          Material and supplies          $151,540      $149,367
          Finished goods                  211,724       199,129
                                      ----------------------------
                                         $363,264      $348,496
                                      ============================

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           Ionic Fuel Technology, Inc.

3. Equipment and Vehicles

Equipment and vehicles are comprised of the following:
                                                June 30
                                          1999             1998
                                       ----------------------------

      Equipment                          $ 457,621       $501,465
      Vehicles                             118,174        114,992
                                       ----------------------------
                                           575,795        616,457
      Accumulated depreciation            (436,459)      (403,648)
                                       ----------------------------
                                           139,336        212,809
                                       ----------------------------

      Equipment under capital lease        180,789        109,268
      Accumulated depreciation             (71,871)       (76,526)
                                       ----------------------------
                                           108,918         32,742
                                       ----------------------------
                                          $248,254       $245,551
                                       ============================

Depreciation expense, relating to the leased equipment, amounted to $27,101, $29,129 and $15,247 for the years ended June 30, 1999, 1998 and 1997, respectively.

4. Royalty Agreement

Under an agreement effective as of December 1991, the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the patents (initially 15 years). The Company has valued these patent rights ($428,698) based upon the present value of the future minimum royalty payments using an interest rate of 15% per annum. The remaining balance of this obligation, less amounts currently due ($24,915), is included in other long-term liabilities and has the following maturities:

            Year ending June 30:
               2001                                     $  29,281
               2002                                        33,989
               2003                                        39,472
               2004                                        45,789
               Thereafter                                 151,568
                                                       -----------
                                                         $300,099
                                                       ===========

If certain annual profitability levels are achieved, an additional royalty of $24,000 per annum will be payable. In conjunction with this agreement, the Company granted the inventor a security interest in the patents and inventions during the royalty period.

The Company's Chairman, Douglas F. Johnston, receives an override royalty of $5,000 per month until the last of the patents expires in 2007. This expense amounted to $60,000 for each of the years ended June 30, 1999, 1998 and 1997. Commencing in 1995, $1,600 per month of this override royalty was deferred resulting in an accrued royalty expense of $24,000 and $4,800 at June 30, 1999 and 1998, respectively (see Note 7).

                           Ionic Fuel Technology, Inc.

5. Commitments and Contingencies

Leases

The Company is the lessee of vehicles under capital leases which expire in 2001. The Company leases its facility under a noncancelable operating lease expiring in 2007. The future minimum lease payments under operating and capital leases as of June 30, 1999 are as follows:

                                            Operating leases  Capital leases
                                            ----------------------------------
        Year ending June 30:
           2000                                 $  146,501        $  34,599
           2001                                    113,746           26,314
           2002                                     92,630            3,377
           2003                                     92,630            1,408
           2004                                     92,630                -
           Thereafter                              301,047                -
                                            ----------------------------------
        Total minimum lease payments            $  839,184        $  65,698
                                            ==================================

The cost of assets under capital leases amounted to $65,698 and $106,484 at June 30, 1999 and 1998.

Rent expense for operating leases amounted to $148,071, $143,873 and $166,118 for the years ended June 30, 1999, 1998 and 1997, respectively.

The future minimum lease payments receivable under noncancelable operating leases as of June 30, 1999 are as follows:

                                                            Operating
                                                             leases
                                                           ----------
          Year ending June 30:
             2000                                           $192,502
             2001                                             20,459
                                                           ----------
          Total minimum lease payments receivable           $212,961
                                                           ==========

Long-Term Obligations

Long-term obligations as of June 30, 1999, consist of a 10% chattel note payable over 36 months that began in December 1997, plus various capital leases amounting to $65,963 which $30,527 is classified as long-term.

In addition, the discounted present value of the inventors future royalty payments is $300,099 payable at a rate of $6,000 per month.

                           Ionic Fuel Technology, Inc.

6. Income Taxes

At June 30, 1999, the Company has available operating loss carryforwards for United States federal income tax purposes of $3,302,591 which are available to offset future U.S. taxable income. The losses expire in varying amounts from 2007 through 2014 and are subject to limitations on utilization resulting from prior changes in the ownership of the Company. The Company's subsidiary has unused operating loss carryforwards, with no expiration date, for United Kingdom income tax purposes, of $9,347,162 at June 30, 1999.

Significant components of the Company's deferred tax assets are as follows:

                                                                      June 30
                                                                1999            1998
                                                             ---------------------------
Deferred tax assets:
   Benefit of net operating loss carryforwards - U.S.        $ 1,122,881    $   827,680
   Benefit of net operating loss carryforwards - U.K.          1,962,904      1,839,210
   Depreciation in excess of capital allowances                    8,700         31,658
   Other                                                          28,209         15,608
                                                             ---------------------------
Total deferred tax assets                                      3,122,694      2,714,156
Valuation allowance                                           (3,122,694)    (2,714,156)
                                                             ===========================
Total net deferred tax assets (liabilities)                  $         -    $         -
                                                             ===========================

7. Stockholders' Equity

On July 28, 1994, the Company issued 1,200,000 units, each unit consisting of one share of common stock, par value $0.01 per share, one Series A redeemable common stock purchase warrant and one Series B redeemable common stock purchase warrant. Two Series A Warrants entitle the holder to purchase one share of Common Stock for $6.50 until September 30, 1998. Two Series B Warrants entitle the holder to purchase one share of Common Stock for $7.50 until July 28, 1999, which was subsequently extended to July 30, 2000. Each Series of Redeemable Warrants is redeemable at a price of $0.01 per two Redeemable Warrants, upon not less than 30 days prior written notice, if the last sale price of the Common Stock has been at least $9.50 with respect to the Series A Warrants and $10.50 with respect to the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the notice of redemption. As a result of the offering, the Company raised $4,768,414, net of discounts, commissions and offering expenses of $1,231,586.

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

                           Ionic Fuel Technology, Inc.

7. Stockholders' Equity (continued)

On April 1, 1999 the Company completed an offering of 4,838,334 shares of common stock, par value $0.01 per share, at a price of $0.15 per share. The Company raised $648,439 net of related costs of $77,311 and issue 270,200.059 warrants to brokers.

Stock Options

The Company's 1992 Stock Option Plan, as amended, (the "Plan"), provides for the granting of qualified or nonqualified options to acquire up to 450,000 common shares by certain key employees of the Company or its subsidiary. The Plan was amended in 1999, which stated that the 1992 Stock Option Plan be increased by 500,000 shares, increasing the total of common shares to 950,000. Options granted to directors are exercisable immediately. As of June 30, 1999, 80,000 director options were granted and exercisable. All non-director options are exercisable one year after the date of grant at a rate of 20% per annum, on a cumulative basis. Options may be granted through November 30, 2002, although the Plan may be terminated at any time.

Pro forma information regarding net income and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 1999, 1998 and 1997, respectively; risk-free interest rates of 4.5%, 5.8% and 6.7%; volatility factors of the expected market price of the Company's common stock of 128%, 93% and 129% and a weighted-average expected life for the options of 5, 5 and 10 years and no anticipated dividends.

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants are amortized to expense over the vesting periods. The Company's pro forma net loss would have been approximately $1,988,914, $1,396,993, $1,010,203 and pro forma net loss per share would have been $(0.26), $(0.22) and $(0.19) for the years ended June 30, 1999, 1998 and 1997, respectively.

In accordance with the provisions of SFAS No. 123, the pro forma disclosures include only the effect of stock options granted in the years ended June 30, 1999, 1998 and 1997. These pro forma effects may not be representative of the effects of SFAS No. 123 on future years because of the fact that options vest over several years and new grants generally are made each year.

                           Ionic Fuel Technology, Inc.

7. Stockholders' Equity (continued)

The following presents a summary of the Company's stock option activity and related information:

                                                                                     Weighted
                                                                                     average
                                                      Number      Option price    exercise price
                                                     of shares      per share       per share
                                                    ---------------------------------------------
Options outstanding at June 30, 1996                  126,000                           $2.49

   Granted                                            206,000     $1.06-$4.00           $2.49
   Exercised                                           (1,600)        $.28              $ .28
   Canceled                                                 -
                                                    ----------
Options outstanding at June 30, 1997                  330,400                           $2.50

   Granted                                             96,000     $1.75-$4.00           $3.44
   Exercised                                          (26,000)    $ .28-$1.34           $ .96
   Canceled                                           (18,000)    $ .28-$1.06           $ .79
                                                    ----------
Options outstanding at June 30, 1998                  382,400                           $2.92

   Granted                                            100,000     $  .37-$.70           $ .54
   Exercised                                                -         -                   -
   Canceled                                           (10,000)      $1.75               $1.75
                                                    ----------
Options outstanding at June 30, 1999                  472,400                           $2.44
                                                    ==========

At June 30, 1999, options for 477,600 shares were available for future grants and 328,000 options were exercisable.

The following table summarizes information concerning outstanding and exercisable options, excluding the 150,000 options issued to a financial public relations firm, as of June 30, 1999:

                              Options Outstanding                                   Options Exercisable
---------------------------------------------------------------------------------------------------------------------
                                            Weighted-
                                             Average
                                            Remaining            Weighted-                               Weighted-
      Range of          Number          Contractual Life     Average Exercise      Number          Average Exercise
  Exercise Price      Outstanding           (in years)             Price         Exercisable              Price
---------------------------------------------------------------------------------------------------------------------
  $0.01 - $1.00       142,400               7.06                 $0.50             74,800                $0.61
  $1.01 - $2.00        46,000               6.74                 $1.27             26,800                $1.42
  $2.01 - $3.00         4,000               5.00                 $2.81              4,000                $2.81
  $3.01 - $4.00        72,000               8.50                 $4.00             14,400                $4.00
  $4.01 - $5.00        58,000               5.00                 $4.74             58,000                $4.74
---------------------------------------------------------------------------------------------------------------------
                      322,400               7.94                 $2.18            178,000                $2.40
=====================================================================================================================

The weighted-average fair value of options granted during the years ended June 30, 1999, 1998 and 1997 was $0.47, $2.56 and $1.10, respectively.

                           Ionic Fuel Technology, Inc.

7. Stockholders' Equity (continued)

In April 1997, the Company issued 150,000 options to a financial public relations firm in lieu of a $20,000 fee required under a written contract for annual services commencing January 1, 1997. The options were divided into thirds and are exercisable at $2, $3 and $4 a share, respectively. They are exercisable immediately and expire on December 31, 2002. For each of the years ended June 30, 1999, 1998 and 1997, the Company has recognized compensation expense for the fair value of these options of $10,000.

Warrants

In April 1997, the Company issued 150,000 warrants to a financial consultant in lieu of present and future compensation for services. Each warrant entitles the holder to purchase one share of Common Stock. The exercise price of 75,000 of the warrants is $2.25 per warrant and the exercise price of the remaining 75,000 warrants is $3.50 per warrant. The warrants were exercisable immediately and expire on March 15, 2001. The fair value of the warrants, $48,000 was based on contract value of the services to be provided. Compensation expense of $18,000, $24,000 and $6,000 was recognized for the years ended June 30, 1999, 1998 and 1997, respectively. As noted above, 25,000 warrants were exercised at a price of $2.25 per warrant as part of the March 1998 offering.

                           Ionic Fuel Technology, Inc.

8. Segment Reporting

The Company adopted SFAS No. 131, Disclosures About Segments of and Enterprise and Related Information in 1998, which changes the way the Company reports information about its operating segments. All prior year's information has been restated to conform with the current year presentation.

The Company has two segments, determined geographically and are made up of the operations of the U.S. and the U.K. The U.K. segment makes up a majority of the Company's operations, as it is engaged in the design and assembly of it's patented IFT system.

Segment Reporting of the Company are as follows:

                                                                 Adjustments
                                                                     and
                            United States        U.K             Eliminations         Total
                           ---------------------------------------------------------------------
1999
----
Revenues:
   Sales                   $       --         $    266,351       $       --         $    266,351
   Rental                          --              342,257               --              342,257
                           ---------------------------------------------------------------------
Total revenue              $       --         $    608,608       $       --         $    608,608
                           =====================================================================

Segment profit/(loss)      $   (861,025)      $ (1,096,416)      $       --         $ (1,957,441)
Interest income                  17,543              3,035               --               20,578
Interest expense                (50,545)              --                 --              (50,545)
Total assets                 11,616,135          1,788,285        (12,069,513)         1,334,907

1998
----
Revenues:
   Sales                   $       --         $     88,870       $       --         $     88,870
   Rental                          --              348,780               --              348,780
                           ---------------------------------------------------------------------
Total revenue              $       --         $    437,650       $       --         $    437,650
                           =====================================================================

Segment profit/(loss)      $   (360,328)      $   (987,828)      $       --         $ (1,348,156)
Interest income                  61,369              5,691               --               67,060
Interest expense                (53,508)              --                 --              (53,508)
Total assets                 11,852,985          1,524,899        (10,950,167)         2,427,717

1997
----
Revenues:
   Sales                   $       --         $    260,679       $       --         $    260,679
   Rental                          --              368,015               --              368,015
                           ---------------------------------------------------------------------
Total revenue              $       --         $    628,694       $       --         $    628,694
                           =====================================================================

Segment profit/(loss)      $   (295,114)      $   (705,127)      $     (4,184)      $ (1,004,425)
Interest income                  24,619              4,182               --               28,801
Interest expense                (56,069)              --                 --              (56,069)
Total assets                 10,039,427            826,780         (9,316,588)         1,549,619

                           Ionic Fuel Technology, Inc.

9. Year 2000 (unaudited)

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The Company has begun to update its hardware and software applications utilizing internal resources. A majority of the Company's software is currently Year 2000 compliant, and the Company expects that the Year 2000 issue will not have a material impact on the Company's future financial or operational position. However, these expectations are subject to uncertainties. These include, but are not limited to the ability to assess suppliers and customers readiness, failure to identify all susceptible systems and the availability and the cost of personnel necessary to remediate any unforeseen problems.

As of June 30, 1999, the Company has expensed $13,000 on costs associated with Year 2000 Issues, and is expecting to incur additional expenses in the amount of $28,000. The Company believes that 80% of the remaining procedures are complete, and does not foresee any problems in completing the remaining 20% in a timely manner. The Company also does not foresee any problems with its vendors, as the Company typically buys in small quantities, and they believe that their inventory levels are adequate for any unforeseen situations / occurrences.

SIGNATURES




Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 1999

                                            IONIC FUEL TECHNOLOGY, INC.


                                            By: /s/ Douglas F. Johnston
                                                ----------------------------
                                                Douglas F. Johnston

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

        Name                          Titles                       Date
        ----                          ------                       ----

/s/ Douglas F. Johnston      Chairman & Chief Financial       September 28, 1999
--------------------------     Officer
Douglas F. Johnston


/s/ Anthony J.S. Garner      President, Chief Executive       September 28, 1999
--------------------------     Officer and Director
Anthony J.S. Garner

/s/ Frank J. Hollendoner     Director                         September 28, 1999
--------------------------
Frank J. Hollendoner

/s/ Henry W. Sullivan        Director                         September 28, 1999
--------------------------
Henry W. Sullivan