Form 10-Q
period 1999-09-30
IONIC FUEL TECHNOLOGY INC
filed 1999-11-15
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended September 30, 1999

                                       or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From ___________________ to

Commission file number 1-13234
                       -------


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


                                 (302) 427-5957
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
   ---------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements, for the past 90 days. Yes X   No
                                       ---    ---

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes     No
                           ---    ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

Common Stock, $.01 Par Value - 11,283,289 shares as of September 30, 1999

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 1999 and June 30, 1999

         Consolidated statements of operations - Three months ended September 30, 1999 and 1998

         Consolidated statements of cash flows - Three months ended September 30, 1999 and 1998

         Notes to consolidated financial statements - September 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                          PART I. FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                          September 30,           June 30,
                                                              1999                  1999
                                                          -------------         ------------
                                                           (Unaudited)           (Audited)
Assets
Current assets
  Cash and cash equivalents (Note 3)                      $     64,677         $    312,277
  Trade accounts receivable                                    299,609              344,986
  Inventory (Note 4)                                           374,878              363,264
  Prepaid expenses                                              63,665               66,126
                                                          ------------         ------------
Total current assets                                           802,829            1,086,653

Equipment and vehicles, net of accumulated
  depreciation of $546,976 at September 30, 1999
    and $508,330 at June 30, 1999                              242,138              248,254
                                                          ------------         ------------
Total assets                                              $  1,044,967         $  1,334,907
                                                          ============         ============
Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                        $    163,626         $    141,853
  Accrued expenses                                             213,804              211,627
  Provisions for warranties and returns                        168,298              159,939
  Accrued royalty, due to officer                               27,200               24,000
  Current portion of royalty agreement                          31,860               24,915
  Accrued salary, benefits and payroll taxes                    24,930               23,166
  Current portion of capital lease obligations                  36,376               35,436
                                                          ------------         ------------
Total current liabilities                                      666,094              620,936

Long-term liabilities
  Long-term obligations less current portion                    23,337               30,527
  Other long-term liabilities                                  293,269              300,099
                                                          ------------         ------------
Total long-term liabilities                                    316,606              330,626

Stockholders' equity
   Common stock, $.01 par value:
     20,000,000 shares authorized; issued and
     outstanding 11,283,289 shares                             112,833              112,833
   Capital in excess of par value                           13,647,614           13,647,614
   Accumulated deficit                                     (13,551,894)         (13,209,264)
   Accumulated other comprehensive income -
     cumulative translation adjustment                        (146,286)            (167,838)
                                                          ------------         ------------
Total stockholders' equity                                      62,267              383,345
                                                          ------------         ------------
Total liabilities and stockholders' equity                $  1,044,967         $  1,334,907
                                                          ============         ============

See accompanying notes

Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended
                                                         September 30
                                            -----------------------------------
                                                1999                   1998
                                            ------------           ------------
Revenues
  Sales                                     $     37,434           $     57,484
  Rental                                          86,438                 78,408
                                            ------------           ------------
Total revenues                                   123,872                135,892

Cost of revenues
  Sales                                           41,705                 54,259
  Rental                                         154,253                163,982
                                            ------------           ------------
Total cost of revenues                           195,958                218,241
                                            ------------           ------------
                                                 (72,086)               (82,349)
Operating expenses
  General and administrative                     181,975                195,608
  Sales and marketing                             78,220                 79,869
  Research and development                            95                 10,629
                                            ------------           ------------
                                                 260,290                286,106
                                            ------------           ------------
Operating loss                                  (332,376)              (368,455)

Other income (expense)
  Interest income                                  1,861                  9,314
  Interest expense                               (12,115)               (12,930)
                                            ------------           ------------
                                                 (10,254)                (3,616)
                                            ------------           ------------
Net loss                                    $   (342,630)          $   (372,071)
                                            ============           ============
Net loss per share                                  (.03)                  (.06)
                                            ------------           ------------
Weighted average number of
   common shares                              11,283,289              6,444,955
                                            ============           ============

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                          Three Months Ended
                                                             September 30
                                                    -----------------------------
                                                        1999              1998
                                                    -----------       -----------
Operating activities
Net loss                                            $  (342,630)      $  (372,071)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                         18,241            19,570
    Amortization                                             --            16,431
    (Increase) decrease in:
       Accounts receivable                               59,835           (51,072)
       Other receivables                                     --            19,998
       Inventory                                          8,840            31,170
       Prepaid expenses                                   5,333            13,121
    Decrease in:
       Accounts payable and accrued expenses             17,558            31,493
                                                    -----------       -----------
Net cash used by operating activities                  (232,823)         (291,360)

Investing activities
Acquisition of equipment                                 (5,549)          (56,775)
Acquisition of patents                                       --           (17,122)
                                                    -----------       -----------
Cash used by investing activities                        (5,549)          (73,897)

Financing activities
Principal payments on capital leases                     (9,054)           (8,265)
Principal payments under licensing agreement             (3,899)           (5,070)
                                                    -----------       -----------
Cash used by financing activities                       (12,953)          (13,335)

Effects of exchange rate differences on cash              3,725             3,159
                                                    -----------       -----------
Decrease in cash and cash equivalents                  (247,600)         (375,433)
Cash and cash equivalents, beginning of period          312,277         1,082,872
                                                    -----------       -----------
Cash and cash equivalents, end of period            $    64,677       $   707,439
                                                    ===========       ===========
Interest paid                                       $    12,115       $    12,930
                                                    ===========       ===========

See accompanying notes

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 1999

1.   Going Concern

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

2.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on From 10-K for the year ended June 30, 1999.

3.   Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

4.   Inventory

     Inventory is comprised of the following:

                                          September 30            June 30
                                              1999                  1999
                                          ------------            --------
     Material and supplies                  $157,322              $151,540
     Finished goods                          217,556               211,724
                                            --------              --------
                                            $374,878              $363,264
                                            ========              ========

     Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 1999
(Continued)


5.   Comprehensive Income

     The Company's comprehensive income is as follows:

                                                        Three Months Ended
                                                            September 30
                                                    --------------------------
                                                       1999             1998
                                                    ---------        ---------
     Net loss                                       $(342,630)       $(372,071)
     Foreign currency translation adjustment           21,552            6,161
                                                    ---------        ---------
     Total comprehensive loss                       $(321,078)       $(365,910)
                                                    =========        =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1999 and September 30, 1998

     Total revenues decreased to approximately $124,000 during the three month period ended September 30, 1999 from approximately $136,000 for the three month period ended September 30, 1998.

     The decrease of approximately $12,000 in revenues related to a decrease in sales revenues.

     Gross profit increased to a loss of approximately $(72,000) during the three months ended September 30, 1999 (loss of $82,000 in 1998) due to a decrease in service department and manufacturing costs.

     General and administrative expenses decreased to approximately $182,000 during the three month period ended September 30, 1999 from approximately $196,000 for the three month period ended September 30, 1998.

     The decrease of approximately $14,000 in general and administrative expenses related to a decrease in vehicles and travel expenses and the elimination of amortization of patent costs written off at June 30, 1999.

     Research and development expenses decreased by approximately $10,000 during the three months ended September 30, 1999 due to the completion of new product development.

     Other expense (net) increased to approximately $(10,000) during the three months ended September 30, 1999 from approximately $(4,000) of net expense during the same period in 1998, due to a decrease in interest income.

Liquidity and Sources of Capital

     Net cash used by operations was approximately $233,000 for the three months ended September 30, 1999 and approximately $291,000 for the three months ended September 30, 1998. Cash was utilized in all departments, i.e. sales, marketing, and administration in the United Kingdom and Europe. Working capital was approximately $139,000 at September 30, 1999 and approximately $466,000 at June 30, 1999. Working capital has been utilized to fund operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currency Fluctuation

     Currency fluctuations were insignificant to the Company's operations for the three months ended September 30, 1999 and 1998. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

Inflation

     Inflation has not had a significant impact on the results of the Company's operations for the three months ended September 30, 1999 and 1998.

Year 2000 Readiness

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

     As of September 30, 1999, the Company has expensed $13,000 on costs associated with Year 2000 Issues, and is expecting to incur additional expenses in the amount of $28,000. The Company believes that 80% of the remaining procedures are complete, and does not foresee any problems in completing the remaining 20% in a timely manner. The Company also does not foresee any problems with its vendors, as the Company typically buys in small quantities, and they believe that their inventory levels are adequate for any unforeseen situations/occurrences.

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

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K


The following exhibits are included herein:

(1) Statement re: computation of earnings per share

The Company did not file any reports on Form 8-k during the three months ended September 30, 1999.

                                                                       EXHIBIT I

                           IONIC FUEL TECHNOLOGY, INC.

                    COMPUTATION OF NET LOSS PER COMMON SHARE


                                                      Three Months Ended
                                                         September 30
                                                 ----------------------------
                                                     1999             1998
                                                 -----------       ----------
Net loss                                         $  (342,630)      $ (372,071)

Average common shares outstanding                 11,283,289        6,444,955
                                                 -----------       ----------
Net loss per common share                        $      (.03)      $     (.06)
                                                 ===========       ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Ionic Fuel Technology, Inc.
                                            -----------------------------------
                                                       (Registrant)


Date
     -------------------                    -----------------------------------
                                                     (Name and Title)


Date
     -------------------                    -----------------------------------
                                                     (Name and Title)