Form 10-Q
period 1999-12-31
IONIC FUEL TECHNOLOGY INC
filed 2000-02-11
CIK 925006

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended DECEMBER 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to _________

Commission file number  1-13234

                           IONIC FUEL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   06-1333140
----------------------------------------------   -------------------------------
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification
             or organization)                                   No.)

       300 Delaware Avenue, Suite 1704
             WILMINGTON, DELAWARE                           19801-1622
----------------------------------------------   -------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements, for the past 90 days.
         Yes |X| No |X|

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

         Common Stock, $.01 Par Value - 11,283,289 shares as of December 31,
         1999

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

          Consolidated balance sheets - December 31, 1999 and June 30, 1999

          Consolidated statements of operations - Three months ended December
             31, 1999 and 1998; six months ended December 31, 1999 and 1998

          Consolidated statements of cash flows - Six months ended December 31, 1999 and 1998

          Notes to consolidated financial statements - December 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                          PART I. FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31       JUNE 30
                                                        1999             1999
                                                     ------------    ------------
ASSETS                                               (UNAUDITED)       (AUDITED)
Current assets
  Cash and cash equivalents (Note 3)                 $     17,029    $    312,277
  Trade accounts receivable                               330,540         344,986
  Inventory (Note 4)                                      346,168         363,264
  Prepaid expenses                                         52,251          66,126
  Stock subscriptions receivable                           48,705            --
                                                     ------------    ------------
Total current assets                                      794,693       1,086,653

Equipment and vehicles, net of accumulated
  depreciation of $557,115 at December 31, 1999
    and $508,330 at June 30, 1999                         255,448         248,254
                                                     ------------    ------------

TOTAL ASSETS                                         $  1,050,141    $  1,334,907
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                   $    169,595    $    141,853
  Accrued expenses                                        227,935         211,627
  Provisions for warranties and returns                   134,297         159,939
  Accrued royalty                                          27,200          24,000
  Current portion of royalty agreement                     27,000          24,915
  Accrued salary, benefits and payroll taxes               24,478          23,166
  Current portion of capital lease obligations             40,571          35,436
                                                     ------------    ------------
Total current liabilities                                 651,076         620,936

Long-term liabilities
  Long-term obligations less current portion                9,912          30,527
  Other long-term liabilities                             294,115         300,099
                                                     ------------    ------------
Total long-term liabilities                               304,027         330,626

Stockholders' equity Common stock, $.01 par value:
     20,000,000 shares authorized; issued and
     outstanding 11,283,289 shares                        112,833         112,833
   Common stock subscribed                                 46,685            --
   Capital in excess of par value                      13,834,354      13,647,614
   Accumulated deficit                                (13,746,913)    (13,209,264)
   Accumulated other comprehensive income -
     cumulative translation adjustment                   (151,921)       (167,838)
                                                     ------------    ------------
Total stockholders' equity                                 95,038         383,345
                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  1,050,141    $  1,334,907
                                                     ============    ============

SEE ACCOMPANYING NOTES

         Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                           DECEMBER 31                    DECEMBER 31
                                      1999            1998            1999            1998
                                  ------------    ------------    ------------    ------------
Revenues
  Sales                           $     82,461    $      3,023    $    119,895    $     60,507
  Rentals                               85,464          86,270         171,902         164,678
                                  ------------    ------------    ------------    ------------
Total revenues                         167,925          89,293         291,797         225,185

Cost of revenues
  Sales                                 62,797          44,870         104,502          99,129
  Rentals                               93,045         138,092         247,298         302,074
                                  ------------    ------------    ------------    ------------
Total cost of revenues                 155,842         182,962         351,800         401,203
                                  ------------    ------------    ------------    ------------
                                        12,083         (93,669)        (60,003)       (176,018)

Operating expenses
  General and administrative           138,966         232,346         320,941         427,954
  Sales and marketing                   72,303          85,996         150,523         165,865
  Research and development                  37           2,414             132          13,043
                                  ------------    ------------    ------------    ------------
                                       211,306         320,756         471,596         606,862
                                  ------------    ------------    ------------    ------------
Operating (loss) (199,223)            (414,425)       (531,599)       (782,880)

Other income (expense)
  Interest income                          190           5,948           2,051          15,262
  Interest (expense) adjustment          4,014         (12,738)         (8,101)        (25,668)
                                  ------------    ------------    ------------    ------------
                                         4,204          (6,790)         (6,050)        (10,406)
                                  ------------    ------------    ------------    ------------

Net (loss)                        $   (195,019)   $   (421,215)   $   (537,649)   $   (793,286)
                                  ============    ============    ============    ============

Net (loss) per share              $      (0.02)   $      (0.07)   $      (0.05)   $      (0.12)
                                  ============    ============    ============    ============

Weighted average number
   of common shares                 11,283,289       6,444,955      11,283,289       6,444,955
                                  ============    ============    ============    ============

SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31
                                                     1999                 1998
                                                   ---------            ---------
OPERATING ACTIVITIES
Net (loss)                                         $(537,649)           $(793,286)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                      35,335               35,573
    Amortization                                        --                 33,146
(Increase) decrease in:
    Accounts receivable                               25,974              (48,400)
    Other receivables                                   --                 10,145
    Inventory                                          3,870               45,058
    Prepaid expenses                                  15,990               35,661
Increase in:
       Accounts payable and accrued expenses           4,960               16,936
                                                   ---------            ---------
Net cash used by operating activities               (451,520)            (665,167)

INVESTING ACTIVITIES
Acquisition of equipment                             (11,041)             (74,194)
Acquisition of patents                                  --                (17,122)
                                                   ---------            ---------
Cash used by investing activities                    (11,041)             (91,316)

FINANCING ACTIVITIES
Principal payments on capital leases                 (17,576)             (17,191)
Principal payments under licensing agreement          (3,899)             (10,332)
Proceeds from common stock subscriptions             184,720                 --
                                                   ---------            ---------
Net cash provided (used) by financing activities     163,245              (27,523)

Effects of exchange rate differences on cash           4,068               (2,799)
                                                   ---------            ---------

Decrease in cash and cash equivalents               (295,248)            (786,805)
Cash and cash equivalents, beginning of period       312,277            1,082,872

Cash and cash equivalents, end of period           $  17,029            $ 296,067
                                                   =========            =========

Interest paid                                      $   8,101            $  25,668
                                                   =========            =========

Noncash financing activity:
   Stock subscriptions receivable                  $  48,705            $    --
                                                   =========            =========

SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1999


1.    GOING CONCERN

    Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

    During the past period, the principal use of the Company's cash has been to fund its operating losses. The Company has been utilizing approximately $75,000 per month to fund operations. To fund operations, the Company raised $233,425 of additional capital through the issuance of 4,668,500 stock subscriptions at a price of $0.05 per share. Subsequent to December 31, 1999, the Company obtained new bank financing, secured by trade accounts receivable, totaling approximately $240,000; however, additional capital or profitable operations will be needed in the fourth quarter or it will be necessary to substantially curtail operations.

2.    BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

3.   CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

4.   INVENTORY

    Inventory is comprised of the following:

                                           DECEMBER 31          JUNE 30
                                              1999                1999
                                           -----------          --------
    Material and supplies                   $152,340            $151,540
    Finished goods                           193,828             211,724
                                            --------            --------

                                            $346,168            $363,264
                                            ========            ========

    Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
December 31, 1999
(Continued)

5.    COMPREHENSIVE INCOME

     The Company's comprehensive income is as follows:


                                 THREE MONTHS ENDED        SIX MONTHS ENDED,
                                     DECEMBER 31              DECEMBER 31
                                 1999         1998         1999         1998
                               ---------    ---------    ---------    ---------
Net loss                       $(195,019)   $(421,215)   $(537,649)   $(793,286)

Foreign currency translation
  adjustment                      (5,635)     (10,233)      15,917       (4,072)
                               ---------    ---------    ---------    ---------

Total comprehensive loss       $(200,654)   $(431,448)   $(521,732)   $(797,358)
                               =========    =========    =========    =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended December 31, 1999 and December 31, 1998

         Total revenues increased to approximately $292,000 during the six month period ended December 31, 1999 from approximately $225,000 for the six month period ended December 31, 1998.

         The increase of approximately $67,000 in revenues related primarily to a increase in sales revenue.

         Gross profit increased to a loss of approximately $60,000 during the six months ended December 31, 1999 (loss of $176,000 in 1998) due to decreases in service department and manufacturing costs and a decrease in the provision for returns.

         General and administrative expenses decreased to approximately $321,000 during the six months ended December 31, 1999 from approximately $428,000 during the six months ended December 31, 1998.

         The decrease of approximately $107,000 in general and administrative expenses related to a decrease in financial public relations expenses, royalty expenses, vehicle and travel expense and the elimination of amortization of patent costs written off at June 30, 1999.

         Research and development decreased approximately $13,000 during the six months ended December 31, 1999 due to elimination of new product development.

         Other expense (net) decreased to approximately $(6,000) during the six months ended December 31, 1999 from approximately $(10,000) of net expenses during the same period in 1998, due to a decrease in interest expense, partly offset by a decrease in interest income.

Three Months Ended December 31, 1999 and December 31, 1998

         Total revenues increased to approximately $168,000 during the three month period ended December 31, 1999 from approximately $89,000 for the three month period ended December 31, 1998.

         The increase of approximately $79,000 in revenues related to an increase in sales revenue.

         Gross profit increased to a profit of approximately $12,000 during the three months ended December 31, 1999 (loss of $94,000 in 1998) due to decreases in service department and manufacturing costs and a decrease in the provision for returns.

         General and administrative expenses decreased to approximately $139,000 during the three months ended December 31, 1999 from approximately $232,000 during the three months ended December 31, 1998.

         The decrease of approximately $93,000 in general and administrative related to decreases in professional fees, royalty and financial public relation expenses and the elimination of amortization of patent costs written off at June 30, 1999.

         Research and development expenses decreased approximately $2,000 during the three months ended December 31, 1999 due to elimination of new product development.

         Other expense (net) decreased approximately $11,000 during the three months ended December 31, 1999 due to decreases in interest income and a reversal of interest expense accrued in the prior quarter.

LIQUIDITY AND SOURCES OF CAPITAL

         Net cash used by operations was approximately $450,000 for the six months ended December 31, 1999 and approximately $665,000 for the six months ended December 31, 1998. Cash was utilized in all departments, i.e. sales, marketing and administration in the United Kingdom and Europe. Working capital was approximately $144,000 at December 31, 1999 and approximately $466,000 at June 30, 1999. Working capital has been utilized primarily to fund operations.

         In December 1999, the Company accepted subscriptions for the private placement of 4,688,500 shares of newly issued, unregistered, common stock par value $.01. As a result, the Company raised $233,425.

CURRENCY FLUCTUATION

         Currency fluctuations were insignificant to the Company's operations for the six months ended December 31, 1999 and 1998. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the Euro, French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

INFLATION

         Inflation has not had a significant impact on the results of the Company's operations for the six months ended December 31, 1999 and 1998.

YEAR 2000 READINESS

         To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The Company has updated its hardware and software applications utilizing internal resources and the Company's software is currently Year 2000 compliant. The Company has not experienced any impact on its financial reporting or on its operations related to the Year 2000 issue.

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


                                            IONIC FUEL TECHNOLOGY, INC.
                                       -------------------------------------
                                                   (Registrant)


Date: FEBRUARY 11, 2000                         ANTHONY J.S. GARNER
                                       -------------------------------------
                                       President and Chief Executive Officer

                           IONIC FUEL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 SIX MONTHS ENDED              THREE MONTHS ENDED
                                   DECEMBER 31                    DECEMBER 31
                              1999            1998            1999            1998
                          ------------    ------------    ------------    ------------
                           (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues
    Sales                 $    119,895    $     60,507    $     82,461    $      3,023
    Rental                     171,902         164,678          85,464          86,270
                          ------------    ------------    ------------    ------------

Total revenues                 291,797         225,185         167,925          89,293

Cost of revenues               351,800         401,203         155,842         182,962
                          ------------    ------------    ------------    ------------
                               (60,003)       (176,018)         12,083         (93,669)

Operating expenses             471,596         606,862         211,306         320,756
                          ------------    ------------    ------------    ------------

Loss from operations          (531,599)       (782,880)       (199,223)       (414,425)

Other income (expense)          (6,050)        (10,406)          4,204          (6,790)
                          ------------    ------------    ------------    ------------

Net (loss)                $   (537,649)   $   (793,286)   $   (195,019)   $   (421,215)
                          ============    ============    ============    ============

Net loss per share        $      (0.05)   $       (.12)      $ (0.02)$            (.07)
                          ============    ============    ============    ============

Weighted average number
   of common shares         11,283,289       6,444,955      11,283,289       6,444,955
                          ============    ============    ============    ============

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31       JUNE 30
                                                        1999             1999
                                                     ----------       ----------
                                                     (UNAUDITED)       (AUDITED)
Assets
    Current assets                                   $  794,693       $1,086,653
    Equipment and vehicles, net                         255,448          248,254
                                                     ----------       ----------
Total assets                                         $1,050,141       $1,334,907
                                                     ==========       ==========

Liabilities and stockholders' equity
    Current liabilities                              $  651,076       $  620,936
    Long-term liabilities                               304,027          330,626
                                                     ----------       ----------

Total liabilities                                       955,103          951,562

Stockholders' equity                                     95,038          383,345
                                                     ----------       ----------

Total stockholders' equity                           $1,050,141       $1,334,907
                                                     ==========       ==========

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