Form 10-Q
period 2000-03-31
IONIC FUEL TECHNOLOGY INC
filed 2000-05-12
CIK 925006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER  1-13234
                       ---------

                           IONIC FUEL TECHNOLOGY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        06-1333140
----------------------------------------------     ----------------------------
 (State or other jurisdiction of incorporation     (I.R.S. Employer
 or organization)                                  Identification No.)

   300 DELAWARE AVENUE, SUITE 1704
            WILMINGTON, DELAWARE                          19801-1622
-----------------------------------------------    ----------------------------
  (Address of principal executive offices)                (Zip Code)

                                 (302) 427-5957
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

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

     Common Stock, $.01 Par Value - 15,951,789 shares as of March 31, 2000

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets - March 31, 2000 and June 30, 1999

          Consolidated statements of operations - Three months ended March 31, 2000 and 1999; nine months ended March 31, 2000 and 1999

          Consolidated statements of cash flows - Nine months ended March 31, 2000 and 1999

          Notes to consolidated financial statements - March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                          PART I. FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                             MARCH 31,           JUNE 30,
                                                                              2000                1999
                                                                         ---------------     --------------
ASSETS                                                                     (UNAUDITED)          (AUDITED)
Current assets
  Cash and cash equivalents (Note 3)                                     $        29,385     $      312,277
  Trade accounts receivable                                                      300,498            344,986
  Inventory (Note 4)                                                             373,892            363,264
  Prepaid expenses                                                                85,530             66,126
                                                                           -------------      -------------
Total current assets                                                             789,305          1,086,653

Equipment and vehicles, net of accumulated
  depreciation of $511,828 at March 31, 2000
    and $508,330 at June 30, 1999                                                156,155            248,254
                                                                           -------------      -------------
TOTAL ASSETS                                                              $      945,460      $   1,334,907
                                                                            ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank overdraft                                                         $      133,491     $         -
   Accounts payable                                                              264,547            141,853
   Accrued expenses                                                              204,896            211,627
   Provisions for warranties and returns                                         123,935            159,939
   Accrued royalty                                                                27,200             24,000
   Current portion of royalty agreement                                           11,550             24,915
   Accrued salary, benefits and payroll taxes                                     30,696             23,166
   Current portion of capital lease obligations                                   11,297             35,436
                                                                           -------------      -------------
Total current liabilities                                                        807,612            620,936
Long-term liabilities
   Long-term obligations less current portion                                      5,701             30,527
   Other long-term liabilities                                                   308,515            300,099
                                                                            ------------       ------------
Total long-term liabilities                                                      314,216            330,626
                                                                            ------------       ------------
Total liabilities                                                              1,121,828            951,562

Stockholders' equity (deficiency) Common stock, $.01 par value:
     20,000,000 shares authorized; issued and outstanding 15,951,789 shares at
     March 31, 2000 and
     11,283,289 shares at June 30, 1999                                          159,518            112,833
   Capital in excess of par value                                             13,834,354         13,647,614
   Accumulated deficit                                                       (14,009,229)       (13,209,264)
   Accumulated other comprehensive income                                       (161,011)          (167,838)
                                                                            ------------       ------------
Total stockholders' equity (deficiency)                                         (176,368)           383,345
                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $      945,460      $   1,334,907
                                                                            ============        ===========


SEE ACCOMPANYING NOTES

     Note: The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                       THREE MONTHS ENDED                            NINE MONTHS ENDED
                                             MARCH 31                                     MARCH 31
                                       2000             1999                     2000                 1999
                                -------------       -----------              ------------         ----------
Revenues
  Sales                         $     118,533       $   137,407             $     238,428       $    197,914
  Rental                               98,702            88,335                   270,604            253,013
                                -------------       -----------              ------------         ----------
Total revenues                        217,235           225,742                   509,032            450,927

Cost of revenues
  Sales                                83,042           192,551                   187,544            291,680
  Rental                              152,916           126,242                   400,214            428,316
                                 ------------        ----------              ------------         ----------
Total cost of revenues                235,958           318,793                   587,758            719,996
                                 ------------        ----------              ------------         ----------
                                      (18,723)          (93,051)                  (78,726)          (269,069)

Operating expenses
  General and administrative          152,362           203,559                   473,303            631,513
  Sales and marketing                  67,929            57,925                   218,452            223,790
  Research and development               --               2,160                       132             15,203
                                 ------------      ------------           ---------------        -----------
                                      220,291           263,644                   691,887            870,506
                                 ------------        ----------              ------------         ----------
Operating (loss)                     (239,014)         (356,695)                 (770,613)        (1,139,575)

Other income (expense)
  Interest income (adjustment)           (259)            2,010                     1,792             17,272
  Interest expense                     (1,950)          (12,536)                  (10,051)           (38,204)
  Loss on sale of vehicle             (21,094)            --                      (21,094)              --
                                -------------       -----------             -------------        -----------
                                      (23,303)          (10,526)                  (29,353)           (20,932)
                                -------------       -----------             -------------        -----------

Net (loss)                      $    (262,317)      $  (367,221)            $    (799,966)       $(1,160,507)
                                 ============        ==========              ============          =========

Net (loss) per share            $       (0.02)     $      (0.06)            $       (0.07)     $       (0.18)
                                 ============       ===========              ============        ===========

Weighted average number of
   common shares                   14,361,421         6,444,955                12,301,871          6,444,955
                                   ==========         =========                ==========          =========


SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                         MARCH 31
                                                                                  2000               1999
                                                                              -------------------------------
OPERATING ACTIVITIES
    Net loss                                                                   $(799,966)        $(1,160,507)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
      Depreciation                                                                53,011              50,329
      Amortization                                                                  --                49,862
      Loss on sale of vehicle                                                     21,904                --
      (Increase) decrease in:
        Trade accounts receivable                                                 49,185            (229,775)
        Other receivables                                                           --                19,904
        Inventory                                                                    215              58,347
        Prepaid expenses                                                         (26,690)             18,596
      Increase in:
        Accounts payable and accrued expenses                                     84,877             303,397
                                                                                --------          ----------
Net cash used by operating activities                                           (617,464)           (889,847)

INVESTING ACTIVITIES
    Acquisition of equipment                                                     (11,936)            (87,517)
    Acquisition of patents                                                          --               (17,122)
                                                                                --------         -----------
Cash used by investing activities                                                (11,936)           (104,639)

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                           233,425                -
    Principal payments on capital leases                                         (24,343)            (26,913)
    Principal payments under licensing agreement                                  (4,949)            (15,795)
    Net proceeds from issuance of stock subscriptions                               --               648,439
                                                                                --------          ----------
Net cash provided by financing activities                                        204,133             605,731

Effects of exchange rate differences on cash                                       8,884              (4,591)
                                                                               ---------        ------------

Increase (decrease) in cash and cash equivalents                                (416,383)           (393,346)
Cash and cash equivalents, beginning of period                                   312,277           1,082,872
                                                                                 -------           ---------

Cash and cash equivalents (net overdraft), end of period                       $(104,106)       $    689,526
                                                                                 ========         ==========
Interest paid                                                                  $  10,051        $     38,204
                                                                                ========         ===========
Noncash investing and financing activity:
    Debt assumed by purchaser of vehicle                                       $  25,970
                                                                                ========


SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2000

1. GOING CONCERN

     Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

     During the past period, the principal use of the Company's cash has been to fund its operating losses. The Company has been utilizing approximately $55,000 per month to fund operations for the quarter ended March 31, 2000. To fund operations, the Company raised $233,425 of additional capital through the issuance of 4,668,500 shares of stock at a price of $0.05 per share. The Company also is in process of obtaining new bank financing, in the amount of $240,000. However, additional capital or profitable operations will be needed in the fourth quarter or it will be necessary to substantially curtail or cease operations.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

3. CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

4. INVENTORY

     Inventory is comprised of the following:


                                             MARCH 31              JUNE 30
                                              2000                  1999
                                             --------              -------
    Material and supplies                    $151,154              $151,540
    Finished goods                            222,738               211,724
                                              -------               -------
                                             $373,892              $363,264
                                              =======               =======


     Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2000
(Continued)

5. COMPREHENSIVE INCOME

     The Company's comprehensive income is as follows:


                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       MARCH 31                              MARCH 31
                                                2000             1999                 2000             1999
                                            -----------        -----------          -----------    ------------
                                            (Unaudited)        (Unaudited)          (Unaudited)     (Unaudited)
     Net loss                                $(262,317)        $(367,221)           $(799,966)     $(1,160,507)
     Foreign currency translation
       adjustment                               (9,090)          (14,953)               6,827          (19,025)
                                             ----------         ---------           ----------      -----------

     Total comprehensive loss                $(271,407)        $(382,174)           $(793,139)     $(1,179,532)
                                             ==========        ==========           ==========     ============


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2000 and March 31, 1999

         Total revenues increased by $58,000 to approximately $509,000 during the nine month period ended March 31, 2000 from approximately $451,000 for the nine month period ended March 31, 1999.

         This increase in revenues related primarily to an increase in sales revenue.

         Gross profit increased by $191,000 to a loss of approximately $78,000 during the nine months ended March 31, 2000 (loss of $269,000 in 1999) due to decreases in service department and manufacturing costs and a decrease in the provision for returns.

         General and administrative expenses decreased by $158,000 to approximately $473,000 during the nine months ended March 31, 2000 from approximately $631,000 during the nine months ended March 31, 1999.

         The decrease of approximately $158,000 in general and administrative expenses related to a decrease in corporate head office costs, mainly royalty expenses, vehicle and travel expense, the elimination of amortization of patent costs written off at June 30, 1999 and reduced financial public relations expenses.

         Research and development decreased approximately $15,000 during the nine months ended December March 31, 2000 due to completion of new product development.

         Other expense (net) increased to approximately $29,000 during the nine months ended March 31, 2000 from approximately $21,000 of net expenses during the same period in 1999, due to a loss on the sale of a vehicle.

Three Months Ended March 31, 2000 and March 31, 1999

         Total revenues decreased to approximately $217,000 during the three month period ended March 31, 2000 from approximately $226,000 for the three month period ended March 31, 1999.

         The decrease of approximately $9,000 in revenues related to a decrease in sales revenue.

         Gross profit increased by $74,000 to a loss of approximately $19,000 during the three months ended March 31, 2000 (loss of $93,000 in 1999) due to decreases in service department and manufacturing costs and a decrease in the provision for returns.

         General and administrative expenses decreased to approximately $152,000 during the three months ended March 31, 2000 from approximately $204,000 during the three months ended March 31, 1999.

         The decrease of approximately $52,000 in general and administrative related to decreases in corporate head office costs, mainly professional fees, royalty expenses, the elimination of amortization of patent costs written off at June 30, 1999 and reduced financial public relations expenses.

         Research and development expenses decreased approximately $2,000 during the three months ended March 31, 2000 due to completion of new product development.

         Other expense (net) increased to approximately $23,000 during the three months ended March 31, 2000 from approximately $11,000 of net expenses during the same period in 1999 due to the loss on the sale of a vehicle.

LIQUIDITY AND SOURCES OF CAPITAL

         Net cash used by operations was approximately $617,000 for the nine months ended March 31, 2000 and approximately $890,000 for the nine months ended March 31, 1999. Cash was utilized in all departments, i.e. sales, marketing and administration in the United Kingdom and Europe. Working capital (deficit) was approximately $(18,000) at March 31, 2000 and approximately $466,000 at June 30, 1999. Working capital has been utilized primarily to fund operations.

CURRENCY FLUCTUATION

         Currency fluctuations were insignificant to the Company's operations for the nine months ended March 31, 2000 and 1999. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the Euro, French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

INFLATION

         Inflation has not had a significant impact on the results of the Company's operations for the nine months ended March 31, 2000 and 1999.

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

The Company did not file any reports on Form 8-k during the nine months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IONIC FUEL TECHNOLOGY, INC.
                                         ---------------------------
                                                (Registrant)



Date     5-11-00                            /s/
     ------------------                  --------------------------------------
                                                Anthony J. S. Garner
                                          President and Chief Executive Officer