Form 10-K
period 2000-06-30
IONIC FUEL TECHNOLOGY INC
filed 2000-09-28
CIK 925006

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 2000

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

Common Stock, par value $.01                         OTCBB


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Aggregate market value of securities held by non-affiliates as of September 15, 2000 - $5,076,741.10.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At September 15, 2000, there were 21,261,789 common shares, 189,000 Underwriters' Warrants, 150,000 Consultant's Warrants, 270,200.059 Series D Warrants and 100,000 Broker's Warrants outstanding.

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

1. The date of the Annual Meeting still needs to be determined.

2. Part IV, Item 14, incorporated by reference the following Exhibits: 3.1, 3.2, 4.1, 4.2, 4.3 and 10.1.

3. The information to be set forth Part III is incorporated by reference from a Definitive Proxy Statement or an Amendment hereto to be filed prior to 120 days from the end of the fiscal year covered hereby.

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

Typical performance results of the System reveal a reduction fuel consumption ranging from 2.5% to 7%, a reduction in CO2 emissions ranging from 2.5% to 7%, a reduction in CO emissions ranging from 6% to 80%, a reduction in NOx emissions ranging from 6% to 30% and a reduction in particulate emissions ranging from 6% to 40%. The exact performance of the System depends upon the customer's existing equipment and desired objectives; customers may achieve less favorable results or no improvement if their equipment requires repair or if fuel and air flows cannot be closely controlled. If NOx and CO emissions have been reduced by the use of other equipment, the System may be used to reduce CO2 emissions and fuel consumption. CO2 emission reduction correlates directly with the fuel savings which the IFT System provides.

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

         During the year the Company launched additional products and services to increase utilization of the company's combustion expertise and contracts were obtained from several new customers.

         The Company will rent or sell the System. In the general industrial market customers prefer to rent, in the oil and petrochemical industry, the preference is to purchase.

         Warranty and Service

         The Company provides a one year warranty on parts and labor to purchasers of the System without additional charge within the terms of the purchase agreement and thereafter servicing under a service contract which is billed separately. Lessees of the system receive service without additional charge within the terms of the rental agreement.

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

         The Company entered into a Royalty Agreement ("Royalty Agreement") dated June 2, 1994 (effective as of December 5, 1991) with Wentworth pursuant to which Wentworth sold all of his interest in the patents relating to the ion generating technology to the Company. As consideration for the assignment and sale, Wentworth received a $50,000 initial payment and a $6,000 per month royalty fee through June 30, 1999. During the year ended June 30, 2000 reduced payments of up to $3,000 per month were agreed through December 2000. Payments from January 2001 will be at a rate to be mutually agreed. In addition, Wentworth purchased 80,000 shares of the Company's Common Stock at $.125 per share in December 1991. Wentworth has retained a security interest in the patent rights transferred to the Company pursuant to the Royalty Agreement.

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

During 1999 the company determined that impairment of its intangible assets existed based on the review of the undiscounted future cash flow of revenue generated from these patents. As a result, the Company has written off $504,886 of unamortized patents.

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

System. There can be no assurance that the Company would not be adversely affected by such technological change.

The average number of employees (including directors) during the year was as follows:

                                                      2000             1999
                                                      Number           Number
Sales and administration                              5                5
Technical and service                                 8                8
Manufacturing                                         2                2
                                                      -----            ------
                                                      15               15
                                                      =====            ======

Geographical analysis of turnover can be found in note 8 of the financial statements.

Item 2.           PROPERTY

         The Company leases approximately 10,000 square feet of space for its principal executive offices, manufacturing and research and development facilities in Laindon, Essex, U.K. This lease expires in December 2007, the base rent for this facility is approximately $7,375 per month to December 2000, with the rent to be reviewed for the January 2001 and January 2005 periods.

         The Company maintains a sales office in Gent, Belgium pursuant to a three year lease at $460 per month plus utilities.

         The Company maintains its corporate office in Wilmington, Delaware pursuant to an annual lease with an annual rental of $3,120 including utilities.

         The Company believes that its facilities are adequate for its present and anticipated needs.


Item 3.           LEGAL PROCEEDINGS

                  None


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the Nasdaq Bulletin Board under the symbol "IFTI"

The table set forth below shows, for the period indicated, the high and low bid quotations on the Nasdaq Bulletin Board for the Company's Securities. These amounts represent quotation between dealers in securities, and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         The Class A Warrants expired September 30, 1998.
         The Class B Warrants expired July 30, 2000
         The Class C Warrants expried July 10, 2000

                                                        Bid
Period Ended         Type of Security           High           Low

September 1998      Common Stock                2              .7188
                    Class A Warrant             1/16           1/16
                    Class B Warrant             1/128          1/128

December 1998       Common Stock                1.0625         .3281
                    Class B Warrant             1/128          1/128

March 1999          Common Stock                .5625          .3125
                    Class B Warrant             1/128          1/128

June 1999           Common Stock                .4375          .25
                    Class B Warrant             1/128          1/128

Septenber 1999      Common Stock                .3438          .25
                    Class B Warrant             .0001          .0001

December 1999       Common Stock                0.125          .0625
                    Class B Warrant             .0001          .0001

March 2000          Common Stock                1.1875         .50
                    Class B Warrant             .0001          .0001

June 2000           Common Stock                .2969          .1875
                    Class B Warrant             .0001          .0001

         The company estimates at September 1, 2000, the number of shareholders of record and in street name of the Company's common stock was approximately 800.

         The Company has not paid any cash dividends.

Item 6.  SELECTED FINANCIAL DATA

                       Year Ended       Year Ended       Year Ended        Year Ended
                       June 30, 1996    June 30, 1997    June 30, 1998     June 30, 1999
STATEMENT OF
OPERATIONS DATA:

Revenues               $   593,959      $   628,694      $    437,650      $    608,608

Cost of Revenues           537,110          723,327           692,952           897,388

Operating Expenses       1,669,145          882,524         1,106,406         1,638,694
Net Loss                (1,563,667)      (1,004,425)       (1,348,156)       (1,957,441)
Net Loss per
 share                 $      (.29)     $      (.19)     $       (.22)     $       (.26)
Weighted average
 number of               5,400,000        5,401,600         6,251,376         7,651,225
 common shares

Cash Dividend
 per common share             --               --                --                --
BALANCE SHEET:

Total Assets           $ 2,659,185      $ 1,549,619      $  2,427,717      $  1,334,907

Working Capital          1,306,293          434,686         1,323,540           465,717
Long-term
 liabilities               364,773          346,249           393,376           330,626
Total
 liabilities               886,274          705,062           701,111           951,562
 deficit                (8,899,242)      (9,903,667)      (11,251,823)      (13,209,264)
Cumulative
 translation
 adjustment               (150,820)        (143,199)         (133,579)         (167,838)

Stockholders'
 Equity                  1,772,911          844,557         1,726,606           383,345

Statement of Operations                                              Year Ended
Data:                                                              June 30, 2000
Revenues ............................................              $    621,868
Cost of  Revenues ...................................                   805,115
Operating Expenses ..................................                   907,225
Net (loss) ..........................................                (1,102,359)
Net (loss) per share ................................              $       (.08)
Weighted average number
   of common shares .................................                13,201,851
Cash dividend per common
   share ............................................                         0

Balance Sheet
 Data:

Total assets ........................................              $  1,028,395
Working capital .....................................                    (8,007)
Long-term liabilities ...............................                   303,652
Total liabilities ...................................                 1,198,643
Accumulated deficit .................................               (14,311,623)
Cumulative translation
  adjustment ........................................                  (147,284)
Stockholders' equity ................................                  (170,248)

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

The Company is presently attempting to raise additional capital to fund operations. If additional capital is not secured within the next three months, it may be necessary to substantially curtail or cease operations. The Company will continue to focus its operations primarily on expansion within the European Community.

Year ended June 30, 2000 and June 30, 1999

         Total revenues increased to approximately $622,000 during the year ended June 30, 2000 from $609,000 in the fiscal year ended June 30, 1999. The net increase relates to an increase in rentals to approximately $381,000 ($342,000 in 1999) and the addition of $136,000 in engineering consulting services.

         There was a gross loss of approximately $183,000 during the year ended June 30, 2000 compared to a loss of approximately $289,000 during the year ended June 30, 1999. The decreased gross loss related primarily to the decrease in cost of revenues. These decreased approximately $92,000 to $805,000 ($897,000 for fiscal 1999) whereas revenues increased by approximately $13,000. During the year the Company launched additional products and services to increase utilization of the company's combustion expertise and contracts were obtained from several new customers.

         General and administrative expenses decreased to approximately $648,000 during the year ended June 30, 2000 from approximately $684,000 in the year ended June 30, 1999, a decrease of $36,000. This decrease is primarily due to tighter cost control and a reduction in royalty expenses, elimination of amortization of patent costs written off at June 30, 1999 and reduced financial public relations expenses.

         Sales and marketing expenses decreased to $249,000 during the year ended June 30, 2000 from approximately $305,000 during the year ended June 30, 1999. The decrease of $56,000 is primarily due to decrease in marketing and promotion.

Royalty expense decreased to $10,000 during the year ended June 30, 2000 from approximately $60,000 during the year ended June 30, 1999. The decrease of $50,000 is due to the cessation of certain royalty payments and accruals.

Other income (expense) net was approximately $12,000 net expense during the year ended June 30, 2000 compared to expense of $30,000 during the year ended June 30, 1999, a decrease of $18,000, primarily due to a decrease in interest income net of a decrease in interest expense and the loss on disposal of equipment.

Year ended June 30, 1999 and June 30, 1998

         Total revenues increased to approximately $609,000 during the year ended June 30, 1999 from $438,000 in the fiscal year ended June 30, 1998. The net increase relates to an increase in system sales to approximately $266,000 ($89,000 in 1998).

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

         Sales and marketing expenses increased to $305,000 during the year ended June 30, 1999 from approximately $217,000 during the year ended June 30, 1998. The increase of $88,000 is primarily due to additional marketing promotion, recruitment costs and an additional sales person.

Other income (expense) net was approximately ($30,000) during the year ended June 30,1999 compared to income of $14,000 during the year ended June 30, 1998, a decrease of $44,000, primarily due to a decrease in interest income.

Going Concern

Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced a positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

During the past year, the principal use of the Company's cash has been to fund its operating losses. The Company has been utilizing approximately $67,000 per month to fund operations. The Company has raised additional capital through the sale of common shares to fund operations. If additional capital is not secured within the next three months, it may be necessary to substantially curtail or cease operations. In June 2000 an additional $200,000 was accepted as subscriptions for 2,000,000 shares of common stock. The acceptance of the $200,000 had the affect of turning the stockholders' equity from a deficit at year end to positive equity. The Company intends to raise additional capital through the sale of common shares subsequent to September 30, 2000.

Liquidity and Capital Resources

The Company is presently attempting to raise additional capital to fund operations. If additional capital is not secured within the next three months, it will be necessary to substantially curtail or cease operations. The Company will continue to focus its operations primarily on expansion within the European Community.

         Since inception, the Company's funding requirements have been met through the initial public offering of equity securities totaling approximately $4.8 million, the private placement of equity securities totaling approximately $7 million, and revenue generated from operations. On April 1, 1999 the Company sold an additional 4,838,334 common shares with net proceeds of $648,439 and on February 1, 2000 sold an additional 4,668,500 common shares with net proceeds of$283,425. In June 2000, the company accepted subscriptions for 3,310,000 of common shares netting proceeds $294,787. Commitments to subscribe for a further 2,000,000 of common shares were received and cash of $200,000 was received after the year end.

         Net cash used in operations was approximately $800,000, $1.2 million and $1.2 million for the years ended June 30, 2000, 1999, and 1998, respectively. The principal use of cash was to fund operating losses incurred by the company in developing (?) engineering services, sales, marketing and promotional activities. Working capital was approximately $225,000 $466,000 and $1.3 million at June 30, 2000, 1999, and 1998, respectively. Fluctuations in working capital have been primarily due to fluctuations in cash, accounts payable and other accruals.

         Capital expenditures amounted to approximately $16,000, $134,000, and $88,000 during fiscal years 2000, 1999, and 1998, respectively. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment.

         Under an Assignment and Royalty Agreement with the inventor of the Technology utilized by the Company's System ("Royalty Agreement"), the Company is required to make payments to the inventor. The amount of the payment is determined each year by agreement between the Company and the inventor.

         During the year ended June 30, 2000 the average rate of exchange used to translate revenues and expenses denominated in Pounds Sterling has decreased to approximately 1.59 U.S. dollars to 1 Pound Sterling, compared with 1.65 US dollars to 1 Pound Sterling for the year ended June 30, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended in the quarter of adoption. Although the Company is still in the process of reviewing SAB 101, it believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation No. 44"), an interpretation of APB Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000. The Company believes that adoption will not have a significant impact on the Company.


Item 7A. MARKET RISK DISCLOSURES

Currency Fluctuation

         The Company's revenues are invoiced primarily in Pounds Sterling and also currencies of other European countries (Belgium, the Netherlands and Germany). With the introduction of the European common currency, the euro, the Company also expects to invoice revenues in this currency for those sales to countries within Europe who have joined the European Monetary System. Revenues invoiced to customers within the United Kingdom will continue to be in Pounds Sterling. Changes in exchange rates of these currencies relative to the U.S. dollar could affect the Company's operations and cash flow. During the fiscal years ended June 30, 2000, 1999, and 1998, currency fluctuations were not significant and were not an influence on the Company's revenues and expenses. Currently, the Company does not enter into derivative contracts to hedge currency risks.

         During the year ended June 30, 2000 the average rate of exchange used to translate revenues and expenses denominated in Pounds Sterling has decreased to approximately 1.59 U.S. dollars to 1 Pound Sterling, compared with 1.65 US dollars to 1 Pound Sterling for the year ended June 30, 1999.

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

Report of Independent Auditors                                           F-1

Consolidated Balance Sheets - June 30, 2000 and 1999                     F-2

Consolidated Statements of Operations - Years Ended                      F-3
June 30, 2000, 1999, and 1998

Consolidated Statements of Stockholders' Equity -                        F-4
Years Ended June 30, 2000, 1999, and 1998

Consolidated Statements of Cash Flows - Years Ended                      F-5
June 30, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                               F-6

The following consolidated financial statement schedule of Ionic Fuel Technology, Inc. is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

                                                      ADDITIONS/DEDUCTIONS
                                                    ------------------------
                                        BALANCE AT   CHARGED TO   WRIT-OFFS   BALANCE AT
                                       BEGINNING OF  COSTS AND     NET OF      END OF
Description                               PERIOD     EXPENSES    RECOVERIES    PERIOD
                                       -------------------------------------------------
For the year ended June 30, 1998
   Allowance for doubtful accounts            --       1,714         1,714          --
   Inventory reserve                      94,962         710        12,332      83,340

For the year ended June 30, 1999
   Allowance for doubtful accounts            --          --            --          --
   Inventory reserve                      83,340      14,310         2,683      94,967

For the year ended June 30,2000
         Allowance for doubtful debts         --          --            --          --
         Inventory reserve                94,967      13,452         4,705     103,714

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

      27   Financial Data Schedule

B.       Reports on form 8-K

Form 8-K dated 19 July 1999 electronically filed and accepted on 26 July 1999 Accession No. 0001005477-99-003249. Reference Item 5 Other Events: On July 19 1999 The registrant extended the expiration date on the Class B Warrants from July 28 1999 to July 30 2000.

Form 8-K dated 9 May 2000 electronically filed and accepted on 9 May 2000 Accession No. 0000912057-00-022480. Reference Item 4 Change in Registrant's Certifying Accountant: On 8 may 2000 the registrant recommended the engagement of BDO Seidman LLP as auditors.

Form 8-K/A dated 8 May 2000 electronically filed and accepted on 11 May 2000 Accession number 0000912057-00-023264. This form amended the form mentioned above and recommended the appointment of BDO Stoy Hayward as auditors.

                           IONIC FUEL TECHNOLOGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

                           IONIC FUEL TECHNOLOGY, INC.

                                    CONTENTS

                                  JUNE 30, 2000


                                                                           PAGE

Accountant's report                                                         2


Consolidated balance sheets                                                 3


Consolidated statements of operations                                       4


Consolidated statements of stockholders' equity                             5


Consolidated statements of cash flows                                       6


Notes to consolidated financial statements                                  7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Ionic Fuel Technology, Inc.

We have audited the accompanying consolidated balance sheet of Ionic Fuel Technology, Inc. as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ionic Fuel Technology, Inc. at June 30, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

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


                                                       /s/ Ernst & Young LLP

Stamford, Connecticut
September 8, 1999

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                 JUNE 30
                                                                           2000            1999
                                                                       ----------------------------
ASSETS
Current assets
    Cash and cash equivalents (Note 1)                                 $    231,202    $    312,277
    Trade accounts receivable                                               264,362         344,986
    Inventory (Note 2)                                                      333,472         363,264
    Prepaid expenses                                                         58,048          66,126
                                                                       ------------    ------------

Total current assets                                                        887,084       1,086,653

Equipment and vehicles, net (Notes 1 and 3)                                 141,311         248,254
                                                                       ------------    ------------

TOTAL ASSETS                                                           $  1,028,395    $  1,334,907
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
    Bank overdraft                                                     $    217,587    $         --
    Accounts payable                                                        266,050         141,853
    Accrued expenses                                                        195,390         211,627
    Provisions for warranties and returns                                   134,066         159,939
    Accrued royalty, due to former officer (Note 4)                          27,200          24,000
    Current portion of royalty agreement (Note 4)                            18,900          24,915
    Accrued salary, benefits and payroll taxes                               28,360          23,166
    Current portion of capital lease obligations (Note 5)                     7,538          35,436
                                                                       ------------    ------------

Total current liabilities                                                   895,091         620,936

Long-term liabilities (Notes 4 and 5)
    Long-term obligations less current portion                                4,427          30,527
    Other long-term liabilities                                             299,125         300,099
                                                                       ------------    ------------

Total long-term liabilities                                                 303,552         330,626

Commitments and contingencies (Note 5)

Stockholders' equity (Note 7) Common stock, $.01 par value:
      20,000,000 shares authorized; issued and outstanding
      15,951,789 shares and 11,283,289 shares, respectively (Note 7)        159,518         112,833
      Common stock subscribed                                                33,100              --
    Capital in excess of par value                                       14,096,041      13,647,614
    Accumulated deficit                                                 (14,311,623)    (13,209,264)
    Cumulative foreign currency exchange adjustment (Note 1)               (147,284)       (167,838)
                                                                       ------------    ------------

Total stockholders' (deficit) equity (Note 7)                              (170,248)        383,345
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  1,028,395    $  1,334,907
                                                                       ============    ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEAR ENDED JUNE 30
                                                        2000            1999          1998
                                                    ------------------------------------------
Revenues (Note 1)
    Sales                                           $    104,483    $   266,351    $    88,870
    Rental                                               380,943        342,257        348,780
    Engineering consultancy                              136,442             --             --
                                                    ------------    -----------    -----------


Total revenues                                           621,868        608,608        437,650

Cost of revenues
    Sales                                                218,320        310,526        205,484
    Rental                                               532,037        586,862        487,468
    Engineering consultancy                               54,758             --             --
                                                    ------------    -----------    -----------


Total cost of revenues                                   805,115        897,388        692,952
                                                    ------------    -----------    -----------
                                                        (183,247)      (288,780)      (255,302)

Operating expenses:
    General and administrative                           648,252        684,463        728,535
    Amortization and write-off of patents                     --        571,581         64,155
    Sales and marketing                                  248,973        305,006        217,468
    Royalty charges                                       10,000         60,000         60,000
    Research and development                                  --         17,644         36,248
                                                    ------------    -----------    -----------
                                                         907,225      1,638,694      1,106,406
                                                    ------------    -----------    -----------
Loss from operations                                  (1,090,472)    (1,927,474)    (1,361,708)

Other income (expense):
    Interest income                                        3,866         20,578         67,060
    Interest expense                                     (14,011)       (50,545)       (53,508)
    Loss on disposal equipment                            (1,742)            --             --
                                                    ------------    -----------    -----------
                                                         (11,887)       (29,967)        13,552
                                                    ------------    -----------    -----------
Net loss                                            $ (1,102,359)   $(1,957,441)   $(1,348,156)
                                                    ============    ===========    ===========

Net loss per share - basic and diluted (Note 1)     $       (.08)   $     (0.26)   $     (0.22)
                                                    ============    ===========    ===========

Weighted average number of common shares (Note 1)     13,201,851      7,651,225      6,251,376
                                                    ============    ===========    ===========

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                           IONIC FUEL TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON STOCK          SUBSCRIPTION                                   ACCUMULATED
                                     ------------         ---------------     CAPITAL IN              OTHER COMPREHENSIVE
                                               PAR                   PAR      EXCESS OF    ACCUMULATED      (LOSS)
                                    SHARES     VALUE      SHARES    VALUE     PAR VALUE      DEFICIT     INCOME (LOSS)     TOTAL
                                    ------     -----      ------    -----     ---------      -------      -----------      -----
Balance at June 30, 1997           5,401,600  $  54,016       -    $  -      $10,837,407  $  (9,903,667)   $(143,199)   $   844,557
   Net loss                             -         -           -       -             -        (1,348,156)       -         (1,348,156)
   Foreign currency exchange
   adjustment                           -         -           -       -             -              -           9,620          9,620
                                                                                                                        -----------
   Comprehensive loss                   -         -           -       -             -              -           -         (1,338,536)
   Exercise of stock options and
     warrants                        148,722      1,487       -       -          367,981           -           -            369,468
   Sale of stock                     894,633      8,947       -       -        1,842,170           -           -          1,851,117
                                  ----------   --------  ---------  -------  -----------   ------------    ---------    -----------

Balance at June 30, 1998           6,444,955     64,450       -    $  -       13,047,558    (11,251,823)    (133,579)     1,726,606
   Net loss                             -         -           -       -             -        (1,957,441)       -         (1,957,441)
   Foreign currency exchange
     adjustment                         -         -           -       -             -              -         (34,259)       (34,259)
                                                                                                                        -----------
   Comprehensive loss                   -         -           -       -             -              -           -         (1,991,700)
   Sale of stock                   4,838,334     48,383       -       -          600,056           -           -            648,439
                                  ----------   --------  ---------  -------  -----------   ------------    ---------    -----------

Balance at June 30, 1999          11,283,289   $112,833       -    $  -       13,647,614   $(13,209,264)   $(167,838)   $   383,345
   Net loss                             -         -           -       -             -        (1,102,359)       -         (1,102,359)
   Foreign currency exchange
     adjustment                         -         -           -       -             -              -          20,554         20,554
                                                                                                                        -----------
   Comprehensive loss                   -         -           -       -             -              -           -         (1,081,805)
   Sale of stock                   4,668,500     46,685       -       -          186,740           -           -            233,425
   Common stock subscribed              -         -      3,310,000   33,100      261,687           -           -            294,787
                                  ----------   --------  ---------  -------  -----------   ------------    ---------    -----------

Balance at June 30, 2000          15,951,789   $159,518  3,310,000  $33,100  $14,096,041   $(14,311,623)   $(147,284)   $  (170,248)
                                  ==========   ========  =========  =======  ===========   ============    =========    ===========

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED JUNE 30
                                                         2000           1999           1998
                                                      -----------------------------------------
OPERATING ACTIVITIES
    Net loss                                          $(1,102,359)   $(1,957,441)   $(1,348,156)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
       Depreciation                                        66,927         69,005         80,899
       Amortization                                            --         66,695         64,155
       Write-off of patents                                    --        504,886             --
       Loss on disposal of equipment                        1,742             --             --
       Noncash compensation to officer                     21,003             --             --
       Changes in operating assets and liabilities:
          Accounts receivable                              67,889       (293,230)        (7,178)
          Other receivables                                    --         19,757        (13,203)
          Inventory                                        14,249         94,092        152,547
          Prepaid expenses                                  5,179         42,549         25,247
          Other assets                                         --             --         (6,882)
          Accounts payable and accrued expenses           117,715        255,698       (100,674)
                                                      -----------    -----------    -----------

Net cash used by operating activities                    (807,655)    (1,197,989)    (1,153,245)

INVESTING ACTIVITIES
    Acquisition of patents                                     --        (20,690)       (12,043)
    Acquisition of equipment                              (16,306)      (133,511)       (88,084)
                                                      -----------    -----------    -----------
    Net cash used in investing activities                 (16,306)      (154,201)      (100,127)

FINANCING ACTIVITIES
    Principal payments on capital leases                  (27,990)       (36,036)       (11,232)
    Principal payments under licensing agreement           (6,989)       (21,464)       (18,393)
    Bank overdraft                                        217,587             --             --
    Net proceeds from issuance of stock                   233,425        648,439      2,166,085
    Net proceeds from common stock subscribed             294,787             --             --
                                                      -----------    -----------    -----------
    Net cash provided by financing activities             710,820        590,939      2,136,460
                                                      -----------    -----------    -----------

    Effects of exchange rate differences on cash           32,066         (9,344)         8,155
                                                      -----------    -----------    -----------

    (Decrease) increase in cash                           (81,075)      (770,595)       891,243
    Cash, beginning of year                               312,277      1,082,872        191,629
                                                      -----------    -----------    -----------
    Cash, end of year                                 $   231,202    $   312,277    $ 1,082,872
                                                      ===========    ===========    ===========

    INTEREST PAID                                     $    14,011    $    50,545    $    53,508
                                                      ===========    ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Debt assumed by purchaser of vehicle              $    25,970    $        --    $        --
                                                      ===========    ===========    ===========

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                           IONIC FUEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced a positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

During the past year, the principal use of the Company's cash has been to fund its operating losses. The Company has been utilizing approximately $67,000 per month to fund operations. The Company has raised additional capital through the sale of common shares to fund operations. If additional capital is not secured within the next three months, it may be necessary to substantially curtail or cease operations. In June 2000 an additional $200,000 was accepted as subscriptions for 2,000,000 shares of common stock. The acceptance of the $200,000 had the affect of turning the stockholders' equity from a deficit at year end to positive equity. The Company intends to raise additional capital through the sale of common shares subsequent to September 30, 2000.

BASIS OF PRESENTATION

The Company, a Delaware corporation formed on December 10, 1991, manufactures ion generating equipment for sale or lease to entities in various industries, in Europe, to reduce airborne emissions and fuel consumption. The Company also provides related engineering consulting services.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ionic Fuel Technology USA, Inc. ("IFT, USA"), a company incorporated in the U.S. and Ionic Fuel Technology Ltd. ("IFT Ltd."), a company incorporated in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

At June 30, 1999, the Company maintained cash balances of approximately $219,000 at a bank in excess of the insurance limits ($100,000) of the Federal Deposit Insurance Corporation.

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

INTANGIBLE ASSETS

During 1999 the Company determined that impairment of its intangible assets existed based on the review of the undiscounted future cash flow of revenue generated from these patents. As a result, the Company has written off $504,886 of unamortized patents.

Patents were carried at acquisition cost, less accumulated amortization provided on the straight-line basis over the estimated useful lives which originally ranged from five to fifteen years. Amortization expense (which included the write-offs of the patents) for these intangible assets amounted to $571,581, and $64,155 for the years ended June 30, 1999, and 1998, respectively. Accumulated amortization amounted to $984,004 at June 30, 1999.

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect upon deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FAIR VALUE

Cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations and other long-term liabilities: The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and capital lease obligations and other long-term liabilities approximate their fair value.

STOCK COMPENSATION

The Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in accounting for stock options issued to employees.

                           IONIC FUEL TECHNOLOGY, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNING PER SHARE

The Company follows SFAS No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to total dilutive potential common shares outstanding during the period. Assumed exercise of options and warrants has not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

FOREIGN CURRENCIES

Adjustments resulting from the translation of the financial statements of the Company's foreign subsidiary are excluded from the determination of income
(loss) and are accumulated in a separate component of stockholders' equity.

REVENUE RECOGNITION

Sales are recognized upon shipment of the equipment and are recorded net of an allowance for returns. Rental income under operating leases is recognized on a straight-line basis over the lease term. The equipment leased is owned by the Company and, accordingly, the Company bears all repairs and maintenance costs incurred. The lease term is generally five years with an option for renewal. Engineering consultancy revenues are recognized as services are performed.

WARRANTY COSTS

Estimated warranty costs are provided for when the product is sold.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On December 3, 1999, the SEC issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes some of the SEC's interpretations of the application of generally accepted accounting principles to revenue recognition. Revenue recognition under SAB 101 was initially effective for the Company's first quarter 2000 financial statements. However, SAB 101B, which was released June 26, 2000, delayed adoption of SAB 101 until no later than the fourth fiscal quarter 2000. Changes resulting from SAB 101 require that a cumulative effect of such changes for 1999 and prior years be recorded as an adjustment to net income on January 1, 2000 plus adjust the statement of operations for the three months ended in the quarter of adoption. Although the Company is still in the process of reviewing SAB 101, it believes that its revenue recognition practices are in substantial compliance with SAB 101 and that adoption of its provisions would not be material to its annual or quarterly results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation No. 44"), an interpretation of APB Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000. The Company believes that adoption will not have a significant impact on the Company.

USE OF ESTIMATES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and as such, include amounts based on judgments and estimates made by management, which may differ from actual results.

2. INVENTORY

Inventory is comprised of the following:

                                                   JUNE 30
                                             2000              1999
                                      -----------------------------------
Material and supplies                       $131,609          $151,540
Finished goods                               201,863           211,724
                                      ===================================
                                            $333,472          $363,264
                                      ===================================

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.

3. EQUIPMENT AND VEHICLES

Equipment and vehicles are comprised of the following:

                                                     JUNE 30
                                              2000              1999
                                        ------------------------------------
Equipment                                  $ 324,441          $457,621
Vehicles                                      40,099           118,174
                                        ------------------------------------
                                             364,540           575,795
Accumulated depreciation                    (297,201)         (436,459)
                                        ------------------------------------
                                              67,339           139,336
                                        ------------------------------------

Equipment under capital lease                137,868           180,789
Accumulated depreciation                     (63,896)          (71,871)
                                        ------------------------------------
                                              73,972           108,918
                                        ------------------------------------
                                           $ 141,311          $248,254
                                        ====================================

Depreciation expense, relating to the leased equipment, amounted to $28,215, $27,101 and $29,129 for the years ended June 30, 2000, 1999 and 1998, respectively.

4. ROYALTY AGREEMENT

Under an agreement effective as of December 1991, the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the patents (initially 15 years). During the year ended June 30, 2000, reduced payments of up to $3,000 per month were agreed through December 2000. Payments from January 2001 will be at a rate to be mutually determined. The Company has valued these patent rights ($428,698) based upon the present value of the future minimum royalty payments using an interest rate of 15% per annum. In the absence of an agreement for reduced payment terms beyond December 2000, the liability has not been changed from that originally calculated. The remaining balance of this obligation, less amounts currently due ($18,900), is included in other long-term liabilities and has the following maturities:

                     Year ending June 30:
                             2002                                 $ 33,989
                             2003                                   39,472
                             2004                                   45,789
                             2005                                   53,156
                          Thereafter                               126,719
                                                                  --------
                                                                  $299,125
                                                                  ========

If certain annual profitability levels are achieved, an additional royalty of $24,000 per annum will be payable. The Company has not yet been required to pay this additional royalty. In conjunction with this agreement, the Company granted the inventor a security interest in the patents and inventions during the royalty period.

                           IONIC FUEL TECHNOLOGY, INC.

4.  ROYALTY AGREEMENT (CONTINUED)

The Company's former Chairman, Douglas F. Johnston, was to receive an override royalty of $5,000 per month until the last of the patents expired in 2007. Following the resignation of Mr. Johnston during the year, this royalty agreement was cancelled as of September 1, 1999. This expense amounted to $10,000, $60,000, and $60,000 for the years ended June 30, 2000, 1999, and 1998, respectively. Commencing in 1995, $1,600 per month of this override royalty was deferred resulting in an accrued royalty expense of $27,200 and $24,000 at June 30, 2000 and 1999, respectively.

5. COMMITMENTS AND CONTINGENCIES

LEASES

The Company is the lessee of vehicles under capital leases which expire in 2001. The Company leases its facility under a noncancelable operating lease expiring in 2007. The future minimum lease payments under operating and capital leases as of June 30, 2000 are as follows:

                                        Operating leases   Capital leases
                                        ----------------------------------
Year ending June 30:
   2001                                     $  137,657        $   7,538
   2002                                        108,441            3,127
   2003                                         96,467            1,300
   2004                                         91,080                -
   2005                                         88,500                -
   Thereafter                                  221,250                -
                                        ----------------------------------
Total minimum lease payments                $  743,395        $  11,965
                                        ==================================

The cost of assets under capital leases amounted to $40,099 and $65,698 at June 30, 2000 and 1999.

Rent expense for operating leases amounted to $153,972, $148,071, and $143,873 for the years ended June 30, 2000, 1999 and 1998, respectively.

The future minimum lease payments receivable under noncancelable operating leases as of June 30, 2000 are as follows:

                                                                  Operating
                                                                   leases
                                                                --------------
Year ending June 30:
   2001                                                            $195,185
   2002                                                              77,430
                                                                --------------
Total minimum lease payments receivable                            $272,615
                                                                ==============

LONG-TERM OBLIGATIONS

Long-term obligations as of June 30, 2000, consist of various capital leases amounting to $11,965, which $4,427 is classified as long-term.

                           IONIC FUEL TECHNOLOGY, INC.

6. INCOME TAXES

At June 30, 2000, the Company has available operating loss carryforwards for United States federal income tax purposes of $2,983,681 which are available to offset future U.S. taxable income. The losses expire in varying amounts from 2007 through 2015 and are subject to limitations on utilization resulting from prior changes in the ownership of the Company. The Company's subsidiary has unused operating loss carryforwards, with no expiration date, for United Kingdom income tax purposes, of $9,799,692 at June 30, 2000.

Significant components of the Company's deferred tax assets are as follows:

                                                                        JUNE 30
                                                                 2000              1999
                                                         -------------------------------------
Deferred tax assets:
   Benefit of net operating loss carryforwards - U.S.         $1,014,452        $1,122,881
   Benefit of net operating loss carryforwards - U.K.          1,959,938         1,962,904
   Depreciation in excess of capital allowances                     -                8,700
   Other                                                          15,806            28,209
                                                         -------------------------------------
Total deferred tax assets                                      2,990,196         3,122,694
Deferred tax liabilities:
   Capital allowances in excess of depreciation                  (19,587)            -
Valuation allowance                                           (2,970,609)       (3,122,694)
                                                         =====================================
Total net deferred tax assets (liabilities)                   $     -           $    -
                                                         =====================================

7. STOCKHOLDERS' EQUITY

On July 28, 1994, the Company issued 1,200,000 units, each unit consisting of one share of common stock, par value $0.01 per share, one Series A redeemable common stock purchase warrant and one Series B redeemable common stock purchase warrant. Two Series A Warrants entitle the holder to purchase one share of Common Stock for $6.50 until September 30, 1998. Two Series B Warrants entitle the holder to purchase one share of Common Stock for $7.50 until July 28, 1999 which was subsequently extended to July 30, 2000. Each Series of Redeemable Warrants is redeemable at a price of $0.01 per two Redeemable Warrants, upon not less than 30 days prior written notice, if the last sale price of the Common Stock has been at least $9.50 with respect to the Series A Warrants and $10.50 with respect to the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the notice of redemption. As a result of the offering, the Company raised $4,768,414, net of discounts, commissions and offering expenses of $1,231,586. Subsequent to year end the Series B Warrants expired unexercised.

On July 14, 1997, the Company completed a private offering of its common stock and Series C Warrants at a price of $2.25 per unit. The Company issued 771,833 units. Each unit is comprised of one share of common stock, par value $0.01 per share and one warrant to purchase one share of common stock at a price of $2.95, expiring July 10, 2000. The Company granted 77,183 Series C Warrants to their broker in exchange for the services provided. The Company received total proceeds of $1,552,116, net of offering expenses of $184,508. In December 1997, 97,722 of the Series C warrants were exercised. Subsequent to year end the Series C Warrants expired unexercised.

On March 31, 1998 the Company completed an offering of 147,800 shares of common stock, par value $0.01 per share, at a price of $2.50 per share. Concurrent with the offering, 25,000 warrants issued in April 1997 to a financial consultant (see discussion below) were exercised at a price of $2.25. Also, a founder/officer of the Company who received an override royalty (see Note 4), received 21,800 shares in consideration of $54,500 of accrued royalties owed to him by the Company. The Company raised $300,750 net of offering expenses of $8,000 and the accrued royalty liability of $54,500.

                           IONIC FUEL TECHNOLOGY, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)

On April 1, 1999 the Company completed an offering of 4,838,334 shares of common stock, par value $0.01 per share, at a price of $0.15 per share. The Company raised $648,439 net of related costs of $77,311 and issued 270,200.059 warrants to placement agents .

On February 1, 2000 the Company completed an offering of 4,668,500 shares of common stock, par value $0.01 per share, at a price of $0.05 per share. The company raised $233,425.

During June 2000 the Company accepted subscriptions for 3,310,000 shares of common stock, par value $0.01, at a price of $0.10 per share. The Company raised a $294,787 net of related costs of $36,213 and net of the issue of 100,000 warrants to a placement agent for assistance in the offering. An additional $200,000 was accepted after June 30, 2000 as subscriptions for 2,000,000 shares of common stock. The acceptance of the $200,000 had the affect of turning stockholders' equity from a deficit at year end to positive equity.

The Company, in July 2000, increased the number of authorized common shares to 50,000,000.

STOCK OPTIONS

The Company's 1992 Stock Option Plan, as amended, (the "Plan"), provides for the granting of qualified or nonqualified options to acquire up to 450,000 common shares by certain key employees of the Company or its subsidiary. Options granted under the Plan are issued at the fair market value at the date of issuance and have a contractual life of ten years. The Plan was amended in 1999 to increase the number of shares available under the 1992 Stock Option Plan by500,000 shares, for a total of 950,000. Options granted to directors are exercisable immediately. As of June 30, 2000, 130,000 director options were granted and exercisable. All non-director options are exercisable one year after the date of grant at a rate of 20% per annum, on a cumulative basis. Options may be granted through November 30, 2002, although the Plan may be terminated at any time.

Pro forma information regarding net income and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2000, 1999, and 1998, respectively; risk-free interest rates of 5.9%, 4.5%, and 5.8%; volatility factors of the expected market price of the Company's common stock of 46%, 128%, and 93% and a weighted-average expected life for the options of 5 years and no anticipated dividends for all periods.

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants are amortized to expense over the vesting periods. The Company's pro forma net loss would have been approximately $1,172,455, $1,988,914, and $1,396,993 and pro forma net loss per share would have been $(0.09), $(0.26), and $(0.22) for the years ended June 30, 2000, 1999, and 1998, respectively.

                           IONIC FUEL TECHNOLOGY, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)

The following presents a summary of the Company's stock option activity and related information:

                                                                        WEIGHTED
                                                                        AVERAGE
                                          NUMBER      OPTION PRICE   EXERCISE PRICE
                                        OF SHARES       PER SHARE      PER SHARE
                                      ---------------------------------------------
Options outstanding at June 30, 1997      330,400                         $2.50
   Granted                                 96,000      $1.75-$4.00        $3.44
   Exercised                              (26,000)     $ .28-$1.34        $ .96
   Canceled                               (18,000)     $ .28-$1.06        $ .79
                                      ---------------

Options outstanding at June 30, 1998      382,400                         $2.92
   Granted                                100,000      $ .37-$ .70        $ .54
   Exercised                                    -           -                 -
   Canceled                               (10,000)        $1.75           $1.75
                                      ---------------

Options outstanding at June 30, 1999      472,400                         $2.44
   Granted                                 50,000         $ .50           $ .50
   Exercised                                    -              -
   Canceled                               (15,900)     $ .28-$4.00        $2.50
                                      ---------------
Options outstanding at June 30, 2000      506,500
                                      ===============

At June 30, 2000, options for 443,500 shares were available for future grants and 373,400 options were exercisable.

The following table summarizes information concerning outstanding and exercisable options, as of June 30, 2000:

                                 OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
                                             WEIGHTED-AVERAGE
                                                 REMAINING
  RANGE OF EXERCISE                          CONTRACTUAL LIFE     WEIGHTED-AVERAGE                          WEIGHTED-AVERAGE
       PRICES          NUMBER OUTSTANDING       (IN YEARS)         EXERCISE PRICE     NUMBER EXERCISABLE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------------
    $0.01 - $1.00             186,000               8.20                 $0.51              103,200                $0.57
    $1.01 - $2.00              96,000               6.64                 $1.65               83,200                $1.74
    $2.01 - $3.00              54,000               6.25                 $2.99               54,000                $2.99
    $3.01 - $4.00             112,500               7.13                 $4.00               75,000                $4.00
    $4.01 - $5.00              58,000               3.12                 $4.74               58,000                $4.74
-------------------------------------------------------------------------------------------------------------------------------
                              506,500               6.88                 $2.25              373,400                $2.52
===============================================================================================================================

The weighted-average fair value of options granted during the years ended June 30, 2000, 1999, and 1998 was $0.28, $0.47 and $2.56, respectively.

                           IONIC FUEL TECHNOLOGY, INC.

7. STOCKHOLDERS' EQUITY (CONTINUED)

In April 1997, the Company issued 150,000 options to a financial public relations firm in lieu of a $20,000 fee required under a written contract for annual services commencing January 1, 1997. The options were divided into thirds and are exercisable at $2, $3 and $4 a share, respectively. They are exercisable immediately and expire on December 31, 2002. For each of the years ended June 30, 1999, 1998, and 1997, the Company has recognized compensation expense for the fair value of these options of $10,000.

WARRANTS

In April 1997, the Company issued 150,000 warrants to a financial consultant in lieu of present and future compensation for services. Each warrant entitles the holder to purchase one share of Common Stock. The exercise price of 75,000 of the warrants is $2.25 per warrant and the exercise price of the remaining 75,000 warrants is $3.50 per warrant. The warrants were exercisable immediately and expire on March 15, 2001. The fair value of the warrants, $48,000 was based on contract value of the services to be provided. Compensation expense of $18,000, $24,000 and $6,000 was recognized for the years ended June 30, 1999, 1998, and 1997, respectively. As noted above, 25,000 warrants were exercised at a price of $2.25 per warrant as part of the March 1998 offering.

                           IONIC FUEL TECHNOLOGY, INC.

8. SEGMENT REPORTING

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1998, which changes the way the Company reports information about its operating segments. All prior year's information has been restated to conform with the current year presentation.

The Company has two segments, determined geographically and is made up of the operations of the United States and Europe. The European segment makes up a majority of the Company's operations, as it is engaged in the design and assembly of its patented IFT system.

Segment Reporting of the Company are as follows:

                                                             ADJUSTMENTS AND
                                UNITED STATES     EUROPE       ELIMINATIONS      TOTAL
                                ----------------------------------------------------------
2000
Revenues:
   Sales                        $         --    $   104,483    $         --    $   104,483
   Rental                                 --        380,943              --        380,943
   Engineering consultancy                --        136,442              --        136,442
                                ----------------------------------------------------------
Total revenue                   $         --    $   621,868    $         --    $   621,868
                                ==========================================================

Segment loss                    $   (149,852)   $  (952,507)             --    $(1,102,359)
Depreciation and amortization             --        (66,927)             --        (66,927)
Interest income                        3,351            515              --          3,866
Interest expense                     (14,011)            --              --        (14,011)
Total assets                      12,078,431      1,555,243    $(12,605,279)     1,028,395

1999
Revenues:
   Sales                        $         --    $   266,351    $         --    $   266,351
   Rental                                 --        342,257              --        342,257
                                ----------------------------------------------------------
Total revenue                   $         --    $   608,608    $         --    $   608,608
                                ==========================================================

Segment loss                    $   (861,025)   $(1,096,416)   $         --    $(1,957,441)
Depreciation and amortization        (66,695)       (69,005)             --       (135,700)
Interest income                       17,543          3,035              --         20,578
Interest expense                     (50,545)            --              --        (50,545)
Total assets                      11,616,135      1,788,285     (12,069,513)     1,334,907

1998
Revenues:
   Sales                        $         --    $    88,870    $         --    $    88,870
   Rental                                 --        348,780              --        348,780
                                ----------------------------------------------------------
Total revenue                   $         --    $   437,650    $         --    $   437,650
                                ==========================================================

Segment loss                    $   (360,328)   $  (987,828)   $         --    $(1,348,156)
Depreciation and amortization        (64,155)       (80,899)             --       (145,054)
Interest income                       61,369          5,691              --         67,060
Interest expense                     (53,508)            --              --        (53,508)
Total assets                      11,852,985      1,524,899     (10,950,167)     2,427,717

Adjustments and eliminations represent the elimination, on consolidation, of intra-group balances and investments.

                           IONIC FUEL TECHNOLOGY, INC.

8. SEGMENT REPORTING (CONTINUED)

    Revenues analyzed geographically are as follows:

                                        2000           1999          1998
                                   ---------------------------------------------
    United Kingdom                    $551,526       $518,458      $381,751
    Belgium/Netherlands                 70,342         90,150        55,899
                                   =============================================
                                      $621,868       $608,608      $437,650
                                   =============================================

SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27 2000

                                            IONIC FUEL TECHNOLOGY, INC.


                                            By:
                                                Anthony J.S. Garner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name                    Titles                                Date


Anthony J.S. Garner     Chairman, Chief Executive and
September 27, 2000       Financial Officer & Director


Frank J. Hollendoner    Director                              September 27, 2000


Henry W. Sullivan       Director                              September 27, 2000

AUDIT REPORT


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Ionic Fuel Technology, Inc.


We have audited the accompanying consolidated balance sheet of Ionic Fuel Technology, Inc as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ionic Fuel Technology, Inc at June 30, 2000, and the consolidated results of its operations and its cash flows for the year ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ionic Fuel Technology, Inc will continue as a going concern. As more fully described in Note 1, Ionic Fuel Technology, Inc has incurred recurring operating losses and its operations have not produced a positive cash flow. This condition raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BDO Stoy Hayward

27 September 2000