Form 10-K/A
period 2000-06-30
IONIC FUEL TECHNOLOGY INC
filed 2000-11-03
CIK 925006

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

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Listed below are the Company's directors whose terms expire at the next annual meeting of shareholders.

                        POSITION WITH
NAME                    THE COMPANY                      AGE      DIRECTOR SINCE
----                    -----------                      ---      --------------
Anthony J.S. Garner     Director, CEO, CFO, President    60           1991

Frank J. Hollendoner    Director                         53           1997

Henry W. Sullivan       Director                         59           1997

         All members of the Board of Directors serve for a one (1) year term or until their successors shall have been appointed.

         Set forth below is a brief background of the executive officer and directors of the Company.

NAME, AGE AND PRINCIPAL OCCUPATION

    ANTHONY J.S. GARNER, 60, has served as a Director and as President of the Company, and as Chairman and Chief Executive Officer of IFT, Ltd. since both companies' inceptions. Upon the resignation of Douglas F. Johnston on December 1, 1999, Mr. Garner assumed the additional positions of Chairman, Chief Executive Officer and Chief Financial Officer of the Company. From October 1991 to December 1991 Mr. Garner performed a due diligence investigation on the Wentworth Technology underlying the IFT System (the "Wentworth Technology") in conjunction with Mr. Johnston and Paul C. O'Neill, to determine whether to enter into the business. From December 1990 until October 1991, Mr. Garner was a private investor. From June 1988 until December 1990, Mr. Garner was Chief Executive Officer and managing director of Sigma Corp. Ltd., a manufacturer of custom gauges for the aerospace industry. He also served as Chief Executive Officer of Winchmore PLC, a distributor of commercial boilers and air conditioners. Mr. Garner has the U.K. equivalent of a B.S. in Mechanical Engineering.

    FRANK J. HOLLENDONER, 53, has served as a Director since January, 1997. Mr. Hollendoner also currently serves as Chairman of three European companies:
Doughty Hanson & Co., a money management concern; Independent Care Group, a firm that develops, owns and operates private hospitals in Britain; and Norden Pac Industries A.B., a Swedish packaging equipment company. From 1986 to 1994, Mr. Hollendoner was a principal and a managing director of Ovington Securities Ltd. Mr. Hollendoner holds a BA in Economics from Georgetown University and an MBA from Stanford University School of Business.

    HENRY W. SULLIVAN, 59, has served as a Director since August, 1997. Since 1991 Mr. Sullivan has been the President and a Director of GAIA Technologies, Inc., a company engaged in the chemical business. He was also the Vice Chairman and a Director of Huntsman Chemical Corporation, the nation's largest private chemical company, from 1983 to 1991. Mr. Sullivan holds a B.S. degree in Chemical Engineering from Cooper Union and a Masters degree and Ph.D in Engineering from New York University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 2000, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

                                                                                       SECURITIES
                                                                        RESTRICTED     UNDERLYING     ALL OTHER
NAME AND                               FISCAL     SALARY     BONUS     STOCK AWARDS     OPTIONS      COMPENSATION
PRINCIPAL POSITION                      YEAR       ($)        ($)          ($)            (#)            ($)
------------------                    --------   --------   --------   ------------   ------------   ------------
                                                   ANNUAL COMPENSATION                 LONG-TERM
                                                                                      COMPENSATION
ANTHONY J.S. GARNER................     2000      90,600       --           --            --              --
 CEO, CFO, President                    1999      90,600       --           --            --              --
                                        1998      90,600       --           --            --              --

OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to the executive officer in the fiscal year
2000.

OPTIONS EXERCISED AND YEAR-END OPTION HOLDINGS

         None.

DIRECTOR COMPENSATION

         Messrs. Hollendoner and Sullivan were granted stock options of 25,000 each during the fiscal year 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         The executive officer is not currently serving under an employment contract with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Board's Compensation Committee are Messrs. Sullivan and Hollendoner, neither of whom is an employee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information as of May 26, 2000 (the "TABLE DATE") with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) Executive Officer and (iv) all directors and executive officers as a group. On the Table Date, 15,924,988 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

        SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

                                            AMOUNT AND
                                             NATURE OF         PERCENT OF
                                            BENEFICIAL     OUTSTANDING SHARES
NAME AND ADDRESS                           OWNERSHIP (1)    OF COMMON STOCK
----------------                           -------------   ------------------
Douglas F. Johnston......................    1,033,800             6.5%
114 Forest Street
New Canaan, CT 06840

Anthony J.S. Garner......................      567,000(2)          3.6%
96 Thorpe Hall Ave
Thorpe Bay, Essex SSl 3AS
England

Frank J. Hollendoner.....................      770,000             4.8%
c/o Independent Care
26 Eccleston Square
London, England SWIV INS

Henry W. Sullivan........................       16,000(3)            *
10814 Jaycee Lane
Houston, TX 77024

All Officers and Directors
as a Group (3 persons)...................    1,353,000             8.5%

---------------------

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

(2) Includes immediately exercisable options to purchase 160,000 shares at $1.875 per share granted to Mr. Garner by Mr. Johnston and Paul C. O'Neill from their personal holdings. Also includes 170,000 shares of Common Stock held by Brutus Investments Ltd., an investment company owned by Brutus Trust. Mr. Garner is neither an officer nor director of Brutus Investments, Ltd. nor a settlor, trustee or currently a beneficiary of Brutus Trust. To the extent he or any member of his family may become a beneficiary of Brutus Trust in the future, Mr. Garner disclaims any beneficial interest in such shares.

(3) Includes 2,000 shares of Common Stock and immediately exercisable options to purchase 14,000 shares of Common Stock at $1.75 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to written agreement, as of September 1, 1999, the Company terminated the accrual and payment to Douglas F. Johnston, who resigned as a director of the Company on December 1, 1999, of any royalties, including but not limited to that certain "over ride royalty of $5,000 per month on the Wentworth license" referred to in the Minutes of the First Meeting of the Board of Directors of the Company dated January 21, 1992.

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

                           IONIC FUEL TECHNOLOGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

                           IONIC FUEL TECHNOLOGY, INC.

                                    CONTENTS

                                  JUNE 30, 2000


                                                                           PAGE

Accountant's report                                                         F-2


Consolidated balance sheets                                                 F-3


Consolidated statements of operations                                       F-4


Consolidated statements of stockholders' equity                             F-5


Consolidated statements of cash flows                                       F-6


Notes to consolidated financial statements                                  F-7

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

Dated: November 3, 2000

                                            IONIC FUEL TECHNOLOGY, INC.


                                            By:
                                                Anthony J.S. Garner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Name                    Titles                                Date


Anthony J.S. Garner     Chairman, Chief Executive and         November 3, 2000
                        Financial Officer & Director


Frank J. Hollendoner    Director                              November 3, 2000


Henry W. Sullivan       Director                              November 3, 2000

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