Form 10-Q
period 2000-09-30
IONIC FUEL TECHNOLOGY INC
filed 2000-11-13
CIK 925006

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From ______________ to ______________

Commission file number  1-13234
                        -------

                           IONIC FUEL TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        06-1333140
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   300 Delaware Avenue, Suite 1704
        Wilmington, Delaware                             19801-1622
----------------------------------------             ------------------
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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

         Common Stock, $.01 Par Value - 21,261,789 shares, 189,000 Underwriters' warrants, 150,000 Consultant's Warrants, 270,200.059 Series D Warrants and 100,000 Broker's Warrants outstanding as of September 30, 2000.

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - September 30, 2000 and June 30, 2000

         Consolidated statements of operations - Three months ended September 30, 2000 and 1999

         Consolidated statements of cash flows - Three months ended September 30, 2000 and 1999

         Notes to consolidated financial statements - September 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                          PART I. FINANCIAL INFORMATION

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                            SEPTEMBER 30,        JUNE 30,
                                                                                2000               2000
                                                                          ------------------   -------------
ASSETS                                                                     (UNAUDITED)            (AUDITED)
Current assets
  Cash and cash equivalents (Note 3)                                      $       63,785      $      231,202
  Trade accounts receivable                                                      285,526             264,362
  Inventory (Note 4)                                                             331,801             333,472
  Prepaid expenses                                                                75,119              58,048
                                                                            ------------        ------------
Total current assets                                                             756,231             887,084

Equipment and vehicles, net of accumulated
  depreciation of $362,936 at September 30, 2000
  and $361,097 at June 30, 2000                                                  149,810             141,311
                                                                            ------------        ------------

TOTAL ASSETS                                                              $      906,041       $   1,028,395
                                                                            ============         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable                                                        $      137,908      $      172,215
  Accrued expenses                                                               169,704             185,511
  Bank overdraft                                                                  74,075             217,587
  Current portion of note payable, bank                                           36,963              -
  Provisions for warranties and returns                                          108,142             134,066
  Provision for refurbishment and inventory                                      132,145             103,714
  Accrued royalty, due to officer                                                 27,200              27,200
  Current portion of royalty agreement                                            22,050              18,900
  Accrued salary, benefits and payroll taxes                                      27,736              28,360
  Current portion of capital lease obligations                                    12,583               7,538
                                                                            ------------        ------------
Total current liabilities                                                        748,506             895,091

Long-term liabilities
  Note payable, bank, less current portion                                        73,925               -
  Long-term obligations less current portion                                      24,263               4,427
  Other long-term liabilities                                                    292,825             299,125
                                                                            ------------        ------------
Total long-term liabilities                                                      391,013             303,552

Stockholders' deficiency
   Common stock, $.01 par value:
     50,000,000 shares authorized; issued and
     outstanding 21,261,789 shares                                               212,618             159,518
   Common stock subscribed                                                          -                 33,100
   Capital in excess of par value                                             14,276,041          14,096,041
   Accumulated deficit                                                       (14,566,199)        (14,311,623)
   Accumulated other comprehensive income -
     cumulative translation adjustment                                          (155,938)           (147,284)
                                                                            -------------       ------------
Total stockholders' deficiency                                                  (233,478)           (170,248)
                                                                            -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $    906,041       $   1,028,395
                                                                             ===========         ===========

SEE ACCOMPANYING NOTES

Note: The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                 2000               1999
                                                                           ----------------------------------
Revenues
  Engineering consulting                                                   $     118,703         $       -
  Sales                                                                           24,619              37,434
  Rental                                                                          72,587              86,438
                                                                            ------------         -----------
Total revenues                                                                   215,909             123,872

Cost of revenues
  Engineering consulting                                                          43,256               -
  Sales                                                                            5,257              41,705
  Rental                                                                         176,148             154,253
                                                                            ------------         -----------
Total cost of revenues                                                           224,661             195,958
                                                                            ------------         -----------
                                                                                  (8,752)            (72,086)

Operating expenses
  General and administrative                                                     193,545             181,975
  Sales and marketing                                                             46,429              78,220
  Research and development                                                         -                      95
                                                                            ------------         -----------
                                                                                 239,974             260,290
                                                                            ------------         -----------
Operating loss                                                                  (248,726)           (332,376)

Other income (expense)
  Interest income                                                                      0               1,861
  Interest expense                                                                (5,850)            (12,115)
                                                                            ------------         -----------
                                                                                  (5,850)            (10,254)
                                                                            -------------        ------------

Net loss                                                                   $    (254,576)        $  (342,630)
                                                                            ============          ==========

Net loss per share                                                                  (.01)               (.03)
                                                                            ------------         -----------

Weighted average number of
   common shares                                                              18,516,463          11,283,289
                                                                             ===========         ===========



SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                 2000                1999
                                                                            ---------------------------------
OPERATING ACTIVITIES
Net loss                                                                   $    (254,576)       $   (342,630)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                                                  10,322              18,241
    (Increase) decrease in:
       Accounts receivable                                                       (25,030)             59,835
       Inventory                                                                   3,868               8,840
       Prepaid expenses                                                          (12,541)              5,333
    Increase (decrease) in:
       Accounts payable and accrued expenses                                     (40,698)             17,558
                                                                              -----------        -----------
Net cash used by operating activities                                           (318,655)           (232,823)

INVESTING ACTIVITY
Acquisition of equipment                                                          (1,378)             (5,549)

FINANCING ACTIVITIES
Principal payments on capital leases                                              (2,411)             (9,054)
Principal payments under licensing agreement                                      (3,150)             (3,899)
Reduction in bank overdraft                                                     (143,512)                -
Proceeds from sale of stock                                                      200,000                 -
Proceeds from note payable, bank                                                 111,223                 -
                                                                                 -------         -----------
Net cash provided (used) by financing activities                                 162,150             (12,953)

Effects of exchange rate differences on cash                                      (9,534)              3,725
                                                                               ----------        -----------

Decrease in cash and cash equivalents                                           (167,417)           (247,600)
Cash and cash equivalents, beginning of period                                   231,202             312,277
                                                                              ----------            --------

Cash and cash equivalents, end of period                                   $      63,785       $      64,677
                                                                              ==========        ============

Interest paid                                                             $        5,850       $      12,115
                                                                             ===========        ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of vehicle with capital lease                                  $      27,544       $         -
                                                                              ==========        ============


SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.



Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2000
0
1.   GOING CONCERN

     Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

     During the past year, the principal use of the Company's cash has been to fund its operating losses and to bring its new products and services to market. The Company has been utilizing approximately $75,000 per month to fund operations. The Company is presently considering attempting to raise additional capital to fund operations. If additional capital is not secured within the next few months, it may be necessary to substantially curtail or cease operations.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

3.   CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

4.   INVENTORY

     Inventory is comprised of the following:


                                          SEPTEMBER 30                   JUNE 30
                                               2000                        2000
                                         -----------------             ----------
     Material and supplies                   $127,880                    $131,609
     Finished goods                           203,921                     201,863
                                              -------                     -------

                                             $331,801                    $333,472
                                              =======                     =======

     Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2000
(Continued)


5.   COMPREHENSIVE INCOME

     The Company's comprehensive income is as follows:


                                                                THREE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                             2000               1999
                                                          -------------------------------
     Net loss                                              $(254,576)          $(342,630)
     Foreign currency translation adjustment                  (8,654)             21,552
                                                            ---------          ---------

     Total comprehensive loss                              $(263,230)          $(321,078)
                                                             =======             =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and September 30, 1999

         Total revenues increased to approximately $216,000 during the three month period ended September 30, 2000 from approximately $124,000 for the three month period ended September 30, 1999.

         The increase of approximately $92,000 in revenues related principally to the introduction of engineering consulting services which generated new revenues for the company.

         Gross profit increased to a loss of approximately $(9,000) during the three months ended September 30, 2000 (loss of $72,000 in 1999) due to the contribution to gross margins from new engineering consulting revenues.

         General and administrative expenses increased to approximately $194,000 during the three month period ended September 30, 2000 from approximately $182,000 for the three month period ended September 30, 1999.

         The increase of approximately $12,000 in general and administrative expenses related to an increase in stock market related costs.

         Sales and marketing expenses decreased to approximately $46,000 during the three month period ended September 30, 2000 from approximately $78,000 for the three month period ended September 30, 1999. The decrease of approximately $32,000 was due to reductions in staff and promotional costs.

         Other expense (net) decreased to approximately $(6,000) during the three months ended September 30, 2000 from approximately $(10,000) of net expense during the same period in 1999, due to a decrease in royalty interest paid.

LIQUIDITY AND SOURCES OF CAPITAL

         Net cash used by operations was approximately $319,000 for the three months ended September 30, 2000 and approximately $233,000 for the three months ended September 30, 1999. Cash was utilized in all departments, i.e. sales, marketing, and administration in the United Kingdom and Europe. Working capital was approximately $8,000 at September 30, 2000 and approximately $(8,000) at June 30, 2000. Working capital has been utilized to fund operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CURRENCY FLUCTUATION

         Currency fluctuations were insignificant to the Company's operations for the three months ended September 30, 2000 and 1999. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

         However, the principal revenues are generated in sterling which for the 3 months ended September 30, 2000 have been translated to dollars at a rate of $1.5/(pound)1. For the same period last year the conversion rate was $1.6/(pound)1. The fluctuation in the exchange rate should be considered when comparing the revenue for each period.

INFLATION

         Inflation has not had a significant impact on the results of the Company's operations for the three months ended September 30, 2000 and 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders
             (Not applicable)

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included herein:

             Exhibit I.  Statement re: computation of earnings per share

         The Company did not file any reports on Form 8-k during the three months ended September 30, 2000.

                                                                      EXHIBIT I


                           IONIC FUEL TECHNOLOGY, INC.

                    COMPUTATION OF NET LOSS PER COMMON SHARE



                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                           2000            1999
                                                      ---------------------------------
Net loss                                              $   (254,576)       $   (342,630)

Average common shares outstanding                       18,516,463          11,283,289
                                                        ----------          ----------

Net loss per common share                             $       (.01)       $      (.03)
                                                      ============        ============

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IONIC FUEL TECHNOLOGY, INC.
                                          -------------------------------------
                                                 (Registrant)



Date  NOVEMBER 10, 2000                        /s/ ATHONY J.S. GARNER
     ----------------------               -------------------------------------
                                                  (Name and Title)