Form 10-Q
period 2000-12-31
IONIC FUEL TECHNOLOGY INC
filed 2001-02-08
CIK 925006

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the period ended December 31, 2000

                                       or

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the Transition Period From _________ to _________

Commission file number  1-13234
                        --------

                           Ionic Fuel Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              06-1333140
----------------------------------------------      ----------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


   300 Delaware Avenue, Suite 1704
     Wilmington, Delaware                                     19801-1622
--------------------------------------------        ----------------------------
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
         Yes X     No
            -----      ------

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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

         Common Stock, $.01 Par Value - 21,261,789 shares, 189,000 Underwriters' warrants, 150,000 Consultant's Warrants, 270,200.059 Series D Warrants and 100,000 Broker's Warrants outstanding as of December 31, 2000

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - December 31, 2000 and June 30, 2000

         Consolidated  statements of  operations - Three months ended  December
           31, 2000 and 1999; six months ended December 31, 2000 and 1999

         Consolidated statements of cash flows - Six months ended December 31, 2000 and 1999

         Notes to consolidated financial statements - December 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


 Signatures

                          PART I. FINANCIAL INFORMATION
                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31           JUNE 30
                                                                                2000                2000
                                                                           --------------       -------------
                                                                             (UNAUDITED)          (AUDITED)

ASSETS
Current assets
  Cash and cash equivalents (Note 3)                                        $     72,614       $     231,202
  Trade accounts receivable                                                      394,147             264,362
  Inventory (Note 4)                                                             333,941             333,472
  Prepaid expenses                                                                75,785              58,048
  Stock subscriptions receivable                                                   1,000                   -
                                                                            ------------       -------------
Total current assets                                                             877,487             887,084

Equipment and vehicles, net of accumulated
  depreciation of $364,008 at December 31, 2000
    and $361,097 at June 30, 2000                                                149,612             141,311
                                                                            ------------       ------------

TOTAL ASSETS                                                                $  1,027,099       $   1,028,395
                                                                            ============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft                                                            $     98,926       $     217,587
  Current portion of long term debt                                               37,343                   -
  Accounts payable                                                               249,065             266,050
  Accrued expenses                                                               196,506              91,676
  Provisions for warranties and returns                                          103,279             134,066
  Provision for refurbishment and inventory                                      133,951             103,714
  Accrued royalty                                                                 27,200              27,200
  Current portion of royalty agreement                                            12,600              18,900
  Accrued salary, benefits and payroll taxes                                      24,670              28,360
  Current portion of capital lease obligations                                    13,701               7,538
                                                                            ------------       -------------
Total current liabilities                                                        897,241             895,091

Long-term liabilities
  Long term debt, less current portion                                            74,685                   -
  Long-term capital lease obligations, less current portion                       43,305               4,427
  Long term royalty agreement obligations, less current portion                  299,125             299,125
                                                                            ------------       -------------
Total long-term liabilities                                                      417,115             303,552

Stockholders' equity
   Common stock, $.01 par value:
     50,000,000 shares authorized; issued and
     outstanding 21,261,789 shares at December 31, 2000
     and 15,951,789 at June 30, 2000                                             212,618             159,518
   Common stock subscribed                                                        12,570              33,100
   Capital in excess of par value                                             14,414,312          14,096,041
   Accumulated deficit                                                       (14,769,895)        (14,311,623)
   Accumulated other comprehensive income -
     cumulative translation adjustment                                          (156,862)           (147,284)
                                                                            ------------       -------------
TOTAL STOCKHOLDERS' EQUITY                                                      (287,257)           (170,248)
                                                                            ------------       -------------

Total liabilities and stockholders' equity                                  $  1,027,099       $   1,028,395
                                                                            ============       =============


SEE ACCOMPANYING NOTES

         Note: The balance sheet at June 30, 2000 has been derived from the auited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                          THREE MONTHS ENDED                          SIX MONTHS ENDED
                                              DECEMBER 31                                DECEMBER 31
                                       2000                 1999                   2000              1999
                                 -------------------------------------      ---------------------------------

Revenues
  Sales                          $    12,276        $    82,461              $    36,895         $   119,895
  Rentals                             88,526             85,464                  161,113             171,902
  Engineering consulting             231,843                  -                  350,546                   -
                                 -----------        -----------              -----------         -----------
Total revenues                       332,645            167,925                  548,554             291,797

Cost of revenues
  Sales                                1,989             62,797                    7,246             104,502
  Rentals                             80,383             93,045                  256,530             247,298
  Engineering                        155,271                  -                  198,528                   -
                                 -----------        -----------              -----------         -----------
Total cost of revenues               237,644            155,842                  462,304             351,800
                                 -----------        -----------              -----------         -----------
                                      95,002             12,083                   86,250             (60,003)

Operating expenses
  General and administrative         168,342            138,966                  361,887             320,941
  Sales and marketing                126,606             72,303                  173,035             150,523
  Research and development                 -                 37                        -                 132
                                ------------        -----------             ------------         -----------
                                     294,948            211,306                  534,922             471,596
                                ------------        -----------             ------------         -----------
Operating (loss)                    (199,946)          (199,223)                (448,672)           (531,599)

Other income (expense)
  Interest income                      2,100                190                    2,100               2,051
  Interest (expense) adjustment       (5,850)             4,014                  (11,700)             (8,101)
                                 -----------        -----------             ------------         -----------
                                      (3,750)             4,204                   (9,600)             (6,050)
                                -------------       -----------             ------------         -----------

Net (loss)                      $   (203,696)       $  (195,019)            $   (458,272)        $  (537,649)
                                ============        ===========             ============         ===========

Weighted average number
      of common shares            21,261,789         11,283,289               19,889,126          11,283,289
                                ============        ===========             ============         ===========


SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                   SIX MONTHS ENDED
                                                                                     DECEMBER 31
                                                                                 2000           1999
                                                                             --------------------------------

OPERATING ACTIVITIES
Net (loss)                                                                   $  (458,272)       $   (537,649)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                  25,176              35,335
     Loss on disposal of vehicle                                                  11,967                   -
    (Increase) decrease in:
    Accounts receivable                                                         (132,586)             25,974
    Inventory                                                                      5,232               3,870
    Prepaid expenses                                                             (18,213)             15,990
Increase in:
       Accounts payable and accrued expenses                                      87,014               4,960
                                                                             -----------        ------------
Net cash used by operating activities                                           (479,682)           (451,520)

INVESTING ACTIVITIES
Acquisition of equipment                                                         (10,740)            (11,041)
                                                                             ------------       -------------
Cash used by investing activities                                                (10,740)            (11,041)

FINANCING ACTIVITIES
Reduction of bank overdraft                                                     (118,661)                  -
Principal payments on capital leases                                              (6,029)            (17,576)
Principal payments under licensing agreement                                      (6,300)             (3,899)
Proceeds from long term debt                                                     112,028                   -
Proceeds from sale of stock                                                      349,841             184,720
                                                                             -----------        ------------
Net cash provided (used) by financing activities                                 330,879             163,245

Effects of exchange rate differences on cash                                         955               4,068
                                                                             -----------        ------------

Decrease in cash and cash equivalents                                           (158,588)           (295,248)
Cash and cash equivalents, beginning of period                                   231,202             312,277
                                                                             -----------        ------------

Cash and cash equivalents, end of period                                     $    72,614         $    17,029
                                                                             ===========        ============

Interest paid                                                                $    11,700        $      8,101
                                                                             ===========        ============

NONCASH FINANCING ACTIVITY:
   Acquisition of vehicles with capital leases                               $    51,706         $         -
                                                                             ===========        ============

   Stock subscriptions receivable                                            $     1,000        $     48,705
                                                                             ===========         ===========

SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2000

1.  GOING CONCERN

    Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

    During the past period, the principal use of the Company's cash has been to fund its operating losses and to bring its new products to market. The Company has been utilizing approximately $80,000 per month to fund operations. To fund operations, the Company raised approximately $150,000 of additional capital through the issuance of 1,257,007 stock subscriptions at a price of $0.12 per share. The Company is presently attempting to raise additional capital to fund operations. If additional capital is not secured within the next few months, it will be necessary to substantially curtail or cease operations.

    In the six month period to December 31, 2000 the Company has issued 5,310,000 shares of common stock at a price of $0.10 per share. Of these shares issued, subscriptions for 3.310,000 had been received by the Company prior to June 30, 2000.

2.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

3.  CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

4.  INVENTORY

    Inventory is comprised of the following:

                                            DECEMBER 31            JUNE 30
                                               2000                 2000
                                           -----------            --------

    Material and supplies                    $126,755             $131,609
    Finished goods                            207,186              201,863
                                             --------             --------

                                             $333,941             $333,472
                                             ========             ========

    Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.



Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2000
(Continued)

5.   COMPREHENSIVE INCOME

    The Company's comprehensive income is as follows:


                                                THREE MONTHS ENDED                       SIX MONTHS ENDED,
                                                     DECEMBER 31                           DECEMBER 31
                                                2000             1999                 2000             1999
                                            ----------------------------          -----------------------------


     Net loss                                $(203,696)        $(195,019)           $(458,272)       $(537,649)

     Foreign currency translation
       adjustment                                 (924)           (5,635)              (9,578)          15,917
                                             ----------        ---------            ---------        ---------

     Total comprehensive loss                $(204,620)        $(200,654)           $(467,850)       $(521,732)
                                             =========         =========            =========        =========


6.   EARNINGS PER SHARE




       Net (loss)                            $ 203,696)        $(195,019)           $(458,272)       $(537,649)
                                             =========         =========            =========        =========

       Net (loss) per share                  $   (0.01)        $   (0.02)           $   (0.02)          $(0.05)
                                             =========         =========            =========        =========

      Weighted average number
      of common shares                      21,261,789        11,283,289           19,889,126       11,283,289
                                            ==========        ==========           ==========       ==========



      During the six month period ended December 31, 2000, the Company issued 139,000 share options to employees and 150,000 to a financial public relations firm in lieu of a $30,000 fee for services carried out in the period to April 30, 2001. All were at a fair market value of $0.20. At December 31, 2000 the total number of options outstanding was 795,500. No share options have been included in the calculation of earnings per share as their effect is anti-dilutive.

7.   SEGMENT REPORTING

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

                           IONIC FUEL TECHNOLOGY, INC.



Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2000
(Continued)

7.  SEGMENT REPORTING (CONTINUED)

Segment Reporting of the Company is as follows:



                                                   UNITED STATES              EUROPE               TOTAL
                                                ---------------------------------------------------------

Three months ended December 31, 2000
Revenues:
   Sales                                         $         -               $   12,276         $    12,276
   Rental                                                  -                   88,526              88,526
   Engineering consultancy                                 -                  231,843             231,843
                                                 --------------------------------------------------------
Total revenue                                    $         -               $  332,645         $   332,645
                                                 ========================================================

Segment loss                                     $   (45,201)              $ (158,495)         $ (203,696)

Three months ended December 31, 1999
Revenues:
   Sales                                         $         -               $   82,461          $   82,461
   Rental                                                  -                   85,464              85,464
   Engineering consultancy                                 -                        -                   -
                                                 --------------------------------------------------------
Total revenue                                    $         -               $  167,925          $  167,925
                                                 ========================================================

Segment loss                                     $    (5,620)              $ (189,399)         $ (195,019)

Six months ended December 31, 2000
Revenues:
   Sales                                         $         -               $   36,895          $   36,895
   Rental                                                  -                  161,113             161,113
   Engineering consultancy                                 -                  350,546             350,546
                                                 --------------------------------------------------------
Total revenue                                    $         -               $  548,554          $  548,554
                                                 ========================================================

Segment loss                                     $  (115,894)              $ (342,378)         $ (458,272)

Six months ended December 31, 1999
Revenues:
   Sales                                         $         -               $  119,895          $  119,895
   Rental                                                  -                  171,902             171,902
   Engineering consultancy                                 -                        -                   -
                                                 --------------------------------------------------------
Total revenue                                    $         -               $  291,797          $  291,797
                                                 ========================================================

Segment loss                                     $   (74,913)              $ (462,736)         $ (537,649)



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six Months Ended December 31, 2000 and December 31, 1999
--------------------------------------------------------

         TOTAL REVENUES INCREASED TO APPROXIMATELY $549,000 DURING THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000 FROM APPROXIMATELY $292,000 FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999.

         THE INCREASE OF APPROXIMATELY $257,000 IN REVENUES RELATED PRIMARILY TO AN INCREASE IN ENGINEERING CONSULTING REVENUE WHICH IS AN ADDITIONAL PRODUCT THIS YEAR.

         GROSS PROFIT IMPROVED FROM A LOSS OF APPROXIMATELY $60,000 DURING THE SIX MONTHS ENDED DECEMBER 31, 1999 TO A PROFIT OF APPROXIMATELY $86,000 DURING THE SIX MONTHS ENDED DECEMBER 31, 2000 DUE TO INCREASED REVENUE FROM OUR NEW ENGINEERING CONSULTING ACTIVITIES.

         GENERAL AND ADMINISTRATIVE EXPENSES INCREASED TO APPROXIMATELY $361,000 DURING THE SIX MONTHS ENDED DECEMBER 31, 2000 FROM APPROXIMATELY $321,000 DURING THE SIX MONTHS ENDED DECEMBER 31, 1999.

         THE INCREASE OF APPROXIMATELY $40,000 IN GENERAL AND ADMINISTRATIVE EXPENSES RELATED TO AN INCREASE IN LEGAL AND PROFESSIONAL EXPENSES AND STOCK MARKET RELATED EXPENSES.


         SALES AND MARKETING EXPENSES INCREASED TO APPROXIMATELY $173,000 DURING THE SIX MONTH PERIOD ENDED DECEMBER 31, 2000 FROM APPROXIMATELY $150,000 FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999. THIS INCREASE OF APPROXIMATELY $23,000 IS DUE TO ADDITIONAL SALES COST ASSOCIATED WITH PROMOTING THE NEW PRODUCTS.

Three Months Ended December 31, 2000 and December 31, 1999
----------------------------------------------------------

         Total revenues increased to approximately $333,000 during the three month period ended December 31, 2000 from approximately $168,000 for the three month period ended December 31, 1999. The increase of approximately $165,000 in revenues is primarily due to new sales of engineering consulting services.

         Gross profit increased to a profit of approximately $95,000 during the three months ended December 31, 2000 (profit of approximately $12,000 in 1999) due to increased sales of engineering services.

         General and administrative expenses increased to approximately $168,000 during the three months ended December 31, 2000 from approximately $139,000 during the three months ended December 31, 1999.

         The increase of approximately $29,000 in general and administrative related to increases in legal and professional expenses, royalty and stock market related expenses.

         Sales and marketing expenses rose to approximately $127,000 for the three months ended December 31, 2000 from approximately $72,000 for the three months ended December 31,1999. This increase of $55,000 relates to additional sales costs associated with promoting the new products.

LIQUIDITY AND SOURCES OF CAPITAL

         Net cash used by operations was approximately $480,000 for the six months ended December 31, 2000 and approximately $450,000 for the six months ended December 31, 1999. Cash was utilized in all departments, i.e. sales, marketing and administration in the United Kingdom and Europe. Working capital was approximately $(21,000) at December 31, 2000 and approximately $(8,000) at June 30, 2000. Working capital has been utilized primarily to fund operations.

         In December 2000, the Company accepted subscriptions for 1,257,007 shares of common stock par value $.01. As a result, the Company raised approximately $150,000. The Company also raised $200,000 through the issue of shares of common stock in the three months ended September 30, 2000. The Company is presently attempting to raise additional capital to fund operations. If additional capital is not raised within the next three months, it will be necessary to substantially curtail or cease operations.

CURRENCY FLUCTUATION

         Currency fluctuations were insignificant to the Company's operations for the six months ended December 31, 2000 and 1999. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the Euro, French Franc, the Belgian Franc, the Dutch Guilder and the German Mark. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

         However, the principal revenues are generated in sterling which for the 6 months ended December 31, 2000 have been translated to dollars at a rate of $1.5/(pound)1. For the same period last year the conversion rate was $1.6/(pound)1. The fluctuation in the exchange rate should be considered when comparing the revenue for each period.

INFLATION

         Inflation has not had a significant impact on the results of the Company's operations for the six months ended December 31, 2000 and 1999.

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

The Company did not file any reports on Form 8-k during the six months ended December 31, 2000.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Ionic Fuel Technology, Inc.
                                                -------------------------------
                                                        (Registrant)



Date  February 8, 2001                          /s/ Anthony J.S. Garner
     -------------------------------            -------------------------------
                                                    Anthony J.S. Garner
                                                    C.E.O. and C.F.O