Form 10-Q
period 2001-03-31
IONIC FUEL TECHNOLOGY INC
filed 2001-05-14
CIK 925006

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the period ended MARCH 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the Transition Period From            to
                                                       ----------     ---------

Commission file number  1-13234
                        --------

                           IONIC FUEL TECHNOLOGY, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          06-1333140
------------------------------------              --------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   300 DELAWARE AVENUE, SUITE 1704
        WILMINGTON, DELAWARE                                19801-1622
------------------------------------             ------------------------------
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
         Yes    No
            ---   ---

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

         Common Stock, $.01 Par Value - 22,518,796 shares, 189,000 Underwriters' warrants, 150,000 Consultant's Warrants, 270,200.059 Series D Warrants and 100,000 Broker's Warrants outstanding as of March 31, 2001.

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - March 31, 2001 and June 30, 2000

         Consolidated statements of operations - Three months ended March 31, 2001 and 2000; nine months ended March 31, 2001 and 2000

         Consolidated statements of cash flows - Nine months ended March 31, 2001 and 2000

         Notes to consolidated financial statements - March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


 Signatures

                          PART I. FINANCIAL INFORMATION
                           IONIC FUEL TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,           JUNE 30,
                                                                               2001               2000
                                                                         ---------------     --------------
                                                                           (UNAUDITED)          (AUDITED)
ASSETS
Current assets
  Cash and cash equivalents (Note 4)                                     $        16,387     $      231,202
  Trade accounts receivable                                                      245,297            264,362
  Inventory (Note 5)                                                             311,947            333,472
  Prepaid expenses                                                                86,583             58,048
                                                                           -------------      -------------
Total current assets                                                             660,214            887,084

Equipment and vehicles, net of accumulated
  depreciation of $361,395 at March 31, 2001
  and $361,097 at June 30, 2000                                                  136,981            141,311
                                                                           -------------      -------------
TOTAL ASSETS                                                              $      797,195      $   1,028,395
                                                                            ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Bank overdraft                                                          $      98,958     $      217,587
   Current portion of long term debt                                              35,905               -
   Accounts payable                                                              216,160            266,050
   Accrued expenses                                                              175,053             91,676
   Provisions for warranties and returns                                          99,303            134,066
   Provisions for refurbishment and inventory                                    142,238            103,714
   Accrued royalty                                                                27,200             27,200
   Current portion of royalty agreement                                           12,600             18,900
   Accrued salary, benefits and payroll taxes                                     21,227             28,360
   Current portion of capital lease obligations                                   12,770              7,538
                                                                           -------------      -------------
Total current liabilities                                                        841,414            895,091

Long-term liabilities
   Long-term debt, less current portion                                           68,234              -
   Long-term capital lease obligations, less current portion                      36,860              4,427
   Long-term royalty agreement obligations, less current portion                 295,971            299,125
   Long-term note payable to shareholder                                         130,500             -
                                                                           -------------      -------------
Total long-term liabilities                                                      531,565            303,552
                                                                           -------------      -------------

Stockholders' equity Common stock, $.01 par value:
   50,000,000 shares authorized; issued and
   outstanding 22,518,796 shares at March 31, 2001 and
   15,951,789 shares at June 30, 2000                                            225,188            159,518
   Common stock subscribed                                                         -                 33,100
   Capital in excess of par value                                             14,414,312         14,096,041
   Accumulated deficit                                                       (15,058,896)       (14,311,623)
   Cumulative translation adjustment                                            (156,388)          (147,284)
                                                                            ------------       ------------
Total stockholders' equity                                                      (575,784)          (170,248)
                                                                            ------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 797,195        $ 1,028,395
                                                                            ============        ===========

SEE ACCOMPANYING NOTES

         NOTE: THE BALANCE SHEET AT JUNE 30, 2000 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               MARCH 31                                  MARCH 31
                                      2001                   2000                  2001              2000
                                 -------------------------------------         --------------------------------
Revenues
  Sales                        $        6,387         $ 118,533             $      42,283        $   238,428
  Rental                               82,239            98,702                   243,352            270,604
  Engineering services                148,933                -                    499,478                 -
                               --------------        -------------           -------------       ------------
Total revenues                        237,559           217,235                   786,113            509,032

Cost of revenues
  Sales                                15,578            83,042                    22,824            187,544
  Rental                               68,820           152,916                   325,355            400,214
  Engineering services                108,498                -                    307,021                 -
                               --------------        -------------           -------------       ------------
Total cost of revenues                192,896           235,958                   655,200            587,758
                               --------------        -------------           -------------       ------------
                                       44,663           (18,723)                  130,913            (78,726)

Operating expenses
  General and administrative          162,861           152,362                   518,890            473,303
  Sales and marketing                 161,769            67,929                   334,804            218,452
  Research and development                 -                 -                         -                 132
                               --------------        -------------           -------------       ------------
                                      324,630           220,291                   853,694            691,887
                               --------------        -------------           -------------       ------------
Operating (loss)                     (279,967)         (239,014)                 (722,781)          (770,613)

Other income (expense)
  Interest income (adjustment)           -                 (259)                    2,100              1,792
  Interest expense                     (9,034)           (1,950)                  (26,592)           (10,051)
  Loss on sale of vehicle                  -            (21,094)                       -             (21,094)
                               --------------        -------------           -------------       ------------
                                       (9,034)          (23,303)                  (24,492)           (29,353)
                               --------------        -------------           -------------       ------------

Net (loss)                        $  (289,001)        $  (262,317)           $   (747,273)       $  (799,966)
                                 =============       ============            =============       ============

Net (loss) per share            $       (0.01)      $      (0.02)           $       (0.04)     $       (0.07)
                                 =============       ============            =============       ============

Weighted average number of
   common shares                   22,518,796        14,361,421                20,873,581         12,301,871
                                 =============       ============            =============       ============

SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                      MARCH 31
                                                                                 2001           2000
                                                                             -----------------------
OPERATING ACTIVITIES
    Net (loss)                                                                 $(747,273)          $(799,966)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
      Depreciation                                                                35,831              53,011
      Loss on disposal of vehicle                                                 11,507              21,904
      (Increase) decrease in
        Accounts receivable                                                        7,954              49,185
        Other receivables                                                         (8,534)                  -
        Inventory                                                                 14,346                 215
        Prepaid expenses                                                         (22,999)            (26,690)
      Increase in:
        Accounts payable and accrued expenses                                     53,640               84,877
                                                                               ---------            ---------
Net cash used by operating activities                                           (655,528)           (617,464)

INVESTING ACTIVITIES
    Acquisition of equipment                                                     (10,285)            (11,936)
                                                                                 --------            -------
    Cash used by investing activities                                            (10,285)            (11,936)

FINANCING ACTIVITIES
    Note payable to shareholder                                                  130,500                  -
    Reduction of bank overdraft                                                 (118,629)            233,425
    Principal payments on capital leases                                          (1,819)            (24,343)
    Principal payments under licensing agreement                                  (9,450)             (4,949)
    Proceeds from long term debt                                                105,917                    -
    Proceeds from sale of stock                                                 349,841                    -
                                                                                ----------       ------------
    Net cash provided by financing activities                                    456,360             204,133

Effects of exchange rate differences on cash                                      (5,362)              8,884
                                                                                  -------              -----

Increase (decrease) in cash and cash equivalents                                (214,815)           (416,383)
Cash and cash equivalents, beginning of period                                   231,202             312,277
                                                                                 -------             -------

Cash and cash equivalents, end of period                                      $   16,387         $  (104,106)
                                                                                ========          ===========

Interest paid                                                                 $   26,592       $      10,051
                                                                                ========        ============

Noncash investing and financing activity:

    Acquisition of vehicles with capital leases                               $   51,706           $   25,970
                                                                               =========             ========


SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2001

1.  GOING CONCERN

    Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

    During the past period, the principal use of the Company's cash has been to fund its operating losses. The Company has been utilizing approximately $70,000 per month to fund operations. In the three month period, the Company raised $130,500 to assist in the funding of operations, through a shareholder's loan. The Company also intends to raise additional capital in the form of a 6% Debenture note with detachable warrants - please see note 2 below. The Company considers that this additional funding, together with positive cash flows which are expected to be generated from trading operations in the next twelve months, will be sufficient to meet the Company's capital requirements, although no assurances can be given and the Company may need to raise additional capital to fund operations or, if this capital is not secured, it may be necessary to substantially curtail or cease operations.

2.  SUBSEQUENT EVENTS

    The Company, at the date of issue of this report, has received signed agreements, in the form of a 6% Debenture note with detachable warrants, for the provision of $115,000, of which $100,000 is a shareholder's loan - see note 1 above. In addition the Company has received commitments for the provision of a further $385,000 of funding to the Company also in the form of a 6% Debenture note with detachable warrants.

3.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

4.  CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

5.  INVENTORY

    Inventory is comprised of the following:

                                   MARCH 31                JUNE 30
                                     2001                    2000
                                ---------------          ----------

    Material and supplies           $121,812               $131,609
    Finished goods                   190,135                201,863
                                     -------                -------
                                    $311,947               $333,472
                                     =======                =======

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2001
(Continued)

6.   COMPREHENSIVE INCOME

     The Company's comprehensive income is as follows:


                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     MARCH 31                               MARCH 31
                                                2001             2000                 2001             2000
                                           -----------------------------          -----------------------------
                                           (Unaudited)      (Unaudited)           (Unaudited)     (Unaudited)
     Net loss                                $(289,001)        $(262,317)           $(747,273)       $(799,966)

     Foreign currency translation
       Adjustment                                  474            (9,090)              (9,104)           6,827
                                           -----------        ----------            ---------        ---------

     Total comprehensive loss                $(287,527)        $(271,407)           $(756,377)       $(793,139)
                                             =========         =========            =========        =========


7.       EARNINGS PER SHARE


                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     MARCH 31                               MARCH 31
                                                2001             2000                 2001             2000
                                           -----------------------------          -----------------------------
                                           (Unaudited)      (Unaudited)           (Unaudited)     (Unaudited)
       Net (loss)                         $(289,001)         $(262,317)            $(747,273)         $(799,966)

       Net (loss) per share               $   (0.01)         $   (0.02)            $   (0.04)         $   (0.07)

      Weighted average number            22,518,796         14,361,421            20,873,581         12,301,871
      Common shares

      During the nine month period ended March 31, 2001, the Company issued 139,000 share options to employees and 150,000 to a financial public relations firm in lieu of a $30,000 fee for services carried out in the period to April 30, 2001. All were at a fair market value of $0.20. At March 31, 2001 the total number of options outstanding was 795,500. No share options have been included in the calculation of earnings per share as their effect is anti-dilutive.

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

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2001
(Continued)

8.   SEGMENT REPORTING (CONTINUED)

     Segment Reporting of the Company is as follows:

                                                           UNITED STATES        EUROPE             TOTAL
                                                          --------------        ------             -----
     THREE MONTHS ENDED MARCH 31, 2001
     Revenues:
     Sales                                             $         -          $    6,387           $   6,387
      Rentals                                                    -              82,239              82,239
      Engineering services                                       -             148,933             148,933
                                                       -----------          ----------           ----------
     Total revenue                                     $         -          $  237,559           $ 237,559
                                                       ===========           ==========           =========

     Segment loss                                      $   (31,540)         $ (257,461)          $ (289,001)

    THREE MONTHS ENDED MARCH 31, 2000
      Revenues:
      Sales                                             $        -          $  118,533           $ 118,533
      Rentals                                                    -              98,702              98,702
      Engineering services                              $        -                  -                   -
                                                       -----------           ----------           ----------
    Total revenue                                       $        -          $  217,235           $ 217,235
                                                       ===========           ==========           =========

    Segment loss                                        $  (38,940)         $ (223,377)          $(262,317)


NINE MONTHS ENDED MARCH 31, 2001
      Revenues:
      Sales                                              $        -         $   43,283            $  43,283
       Rentals                                                    -            243,352              243,352
       Engineering services                                       -            499,478              499,478
                                                       -----------           ----------           ----------
      Total revenue                                      $        -         $  786,113            $ 786,113
      Segment loss                                       $ (147,434)        $ (599,840)           $ (747,273)

NINE MONTHS ENDED MARCH 31, 2000
      Revenues:
      Sales                                              $        -          $  238,428           $  238,428
       Rentals                                                    -             270,604              270,604
       Engineering services                                       -                  -                    -
                                                       -----------          ----------           ----------
      Total revenue                                      $        -          $  509,032           $  509,032
                                                       ===========           ==========           =========

      Segment loss                                       $  (113,853)        $ (686,113)          $ (799,966)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements made in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation risks in technology developments, risks in product development and market acceptance of and demand for the Company's products, risks associated with foreign sales and other risks detailed in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2001 and March 31, 2000

         During the period the Company successfully completed trial demonstrations of both the IFT technology and the MIS (Management Information System) to Dalkia, a worldwide leader in energy and heating systems management. As a result of these trials an agreement was concluded on February 21, 2001 (the Company reported the agreement in a Form 8-K filed on March 16, 2001). The agreement gives the Company an opportunity to significantly increase its activities in France for the rental of IFT Systems and the sale of MIS to Dalkia's selected sites. The additional working capital currently being raised will enable the Company to produce the required IFT systems and to increase both its sales and technical staff.

         New IFT rentals were received from Janssen Pharmaceutical NV a division of Johnson & Johnson, Ford Motor Company Genk, Interbrew Leuven and Agfa Gavaert NV.

         Engineering service revenues reached approximately $499,000 during the period compared with nil revenues for the same period of fiscal 2000. This new engineering activity is focused on advising and implementing energy reduction and environmental programs for the customer, utilizing the combined experience that the Company's personnel have obtained over a wide range of combustion and environmental processes.

         Engineering contracts were received from customers in England, Belgium, France, Germany, Italy and Spain. Considerable success has been achieved in the can manufacturing industry where the Company has developed and installed, in an internal bake oven, a new synthetic conveyor system replacing the existing high energy absorbing metal conveyor. The Company expects further orders following this success at the end of this summer's canning season. The Company's first MIS system was purchased and installed at Interbrew's, Leuven boiler house.

         Total revenues increased by $277,000 to approximately $786,000 during the nine months period from approximately $509,000 for the same nine months period of fiscal 2000. The increase is the result of the successful introduction of engineering services which generated revenues of approximately $499,000.

         Gross profit increased by $210,000 to a profit of approximately $131,000 during the nine month period, from a loss of $79,000 in the same nine month period of fiscal 2000, due to the gross profit produced by engineering services and decreases in service department and manufacturing costs.

         General and administrative expenses increased by $46,000 to approximately $519,000 during the nine month period, from approximately $473,000 during the same nine month period of fiscal 2000. The increase in general and administrative expenses is principally attributed to the costs involved in demonstrating the IFT Technology and concluding the agreement with DALKIA.

         Sales and marketing expenses increased to approximately $334,000 during the nine months period from approximately $220,000 for the same nine month period of fiscal 2000.

         This increase of approximately $114,000 is due to additional sales cost associated with promoting new products and increased travel costs to develop new contracts in continental Europe. This is partially offset by a decrease in staff, promotional and vehicle expenses.

         Other expenses (net) decreased to approximately $24,000 during the nine month period, from approximately $29,000 of net expenses during the same nine month period of fiscal 2000, due to a loss on the sale of a vehicle in the prior year.


Three Months Ended March 31, 2001 and March 31, 2000

         During the period new IFT rental orders were received from Citrique Belgium and Dow Chemicals and a new installation order was received from the Ford Motor Company's Saarlouis plant. The revenues from these new customers will be reflected in the following quarter. The Company is currently in the process of installing both IFT Systems and the MIS programs at five Dalkia sites in France. Meetings are ongoing with Dalkia regional management to identify further sites.

         As discussed above, engineering services installed the first of a new conveyor system for a leading European can company during the period that has significant energy and environmental advantages over the system it replaced. Discussions are being held to identify other sites where this system can be installed.

         Total revenues increased to approximately $237,000 during the current three month period, from approximately $217,000 for the same three month period of fiscal 2000. The increase of approximately $20,000 in revenues related to engineering services revenues of $148,000.

         Gross profit increased by $64,000 to a profit of approximately $45,000 during the current three months period, from a loss of $19,000 in the same period of fiscal 2000, due to the gross profit produced by engineering services and decreases in service department and manufacturing costs.

         General and administrative expenses increased to approximately $163,000 during the current three month period, from approximately $152,000 during the same period of fiscal 2000. The increase of approximately $11,000 in general and administrative expense related to an increase in personnel costs compared with the previous year.

         Sales and marketing expenses rose to approximately $162,000 for the period, from approximately $68,000 for the same three months of fiscal 2000. This increase of $94,000 relates to additional costs associated with promoting new products and increased travel costs developing new contracts in continental Europe. This is partially offset by a decrease in staff, promotional and vehicle expenses.


LIQUIDITY AND SOURCES OF CAPITAL

         Net cash used by operations was approximately $655,000 for the nine months ended March 31, 2001 and approximately $617,000 for the nine months ended March 31, 2000. Cash was utilized in all departments (i.e. sales, marketing and administration in the United Kingdom and Europe). Working capital (deficit) was approximately $(181,200) at March 31, 2001 and approximately $(8,000) at June 30, 2000. Working capital has been utilized primarily to fund operations.

         In September 2000, the Company accepted subscriptions for 2,000,000 shares of common stock at $0.10. As a result, the Company raised approximately $200,000. In December 2000, the Company accepted subscriptions for 1,257,007 shares of common stock at a price of $0.12. As a result, the Company raised approximately $150,000. In the three month period, the Company raised $130,500 to assist in the funding of operations, through a shareholder's loan. The Company also intends to raise additional capital in the form of a 6% Debenture note with detachable warrants ( please see Note 2 above). The Company considers that this additional funding, together with positive cash flows which are expected to be generated from trading operations in the next twelve months, will be sufficient to meet the Company's capital requirements, although no assurances can be given.

CURRENCY FLUCTUATION

         Currency fluctuations were insignificant to the Company's operations for the nine months ended March 31, 2001 and 2000. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, such as the Euro, French Franc, the Belgian Franc, the Dutch Guilder and the German Mark.

         Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

         The principal revenues are generated in pounds sterling, which for the nine months ended March 31, 2001 have been translated to dollars at a rate of $1.44/(pound)1. For the same period last year the conversion rate was $1.6/(pound)1. The fluctuation in the exchange rate should be considered when comparing the revenue for each period.

INFLATION

         Inflation has not had a significant impact on the results of the Company's operations for the nine months ended March 31, 2001 and 2000.

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

The Company filed one report on Form 8-k during the nine months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               IONIC FUEL TECHNOLOGY, INC.
                                          ----------------------------------
                                                     (Registrant)



Date     MAY 14, 2001                          /S/ ANTHONY J.S. GARNER
     ------------------------             ----------------------------------
                                          President and Chief Executive Officer
                                                        (Name and Title)