Form 10-Q/A
period 2001-03-31
IONIC FUEL TECHNOLOGY INC
filed 2001-05-16
CIK 925006

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

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               MARCH 31                                  MARCH 31
                                      2001                   2000                  2001              2000
                                 -------------------------------------         --------------------------------
Revenues
  Sales                        $        6,387         $ 118,533             $      43,283        $   238,428
  Rental                               82,239            98,702                   243,352            270,604
  Engineering services                148,933                -                    499,478                 -
                               --------------        -------------           -------------       ------------
Total revenues                        237,559           217,235                   786,113            509,032

Cost of revenues
  Sales                                15,578            83,042                    22,824            187,544
  Rental                               68,820           152,916                   325,355            400,214
  Engineering services                108,498                -                    307,021                 -
                               --------------        -------------           -------------       ------------
Total cost of revenues                192,896           235,958                   655,200            587,758
                               --------------        -------------           -------------       ------------
                                       44,663           (18,723)                  130,913            (78,726)

Operating expenses
  General and administrative          162,861           152,362                   518,890            473,303
  Sales and marketing                 161,769            67,929                   334,804            218,452
  Research and development                 -                 -                         -                 132
                               --------------        -------------           -------------       ------------
                                      324,630           220,291                   853,694            691,887
                               --------------        -------------           -------------       ------------
Operating (loss)                     (279,967)         (239,014)                 (722,781)          (770,613)

Other income (expense)
  Interest income (adjustment)           -                 (259)                    2,100              1,792
  Interest expense                     (9,034)           (1,950)                  (26,592)           (10,051)
  Loss on sale of vehicle                  -            (21,094)                       -             (21,094)
                               --------------        -------------           -------------       ------------
                                       (9,034)          (23,303)                  (24,492)           (29,353)
                               --------------        -------------           -------------       ------------

Net (loss)                        $  (289,001)        $  (262,317)           $   (747,273)       $  (799,966)
                                 =============       ============            =============       ============

Net (loss) per share            $       (0.01)      $      (0.02)           $       (0.04)     $       (0.07)
                                 =============       ============            =============       ============

Weighted average number of
   common shares                   22,518,796        14,361,421                20,873,581         12,301,871
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

(1) Statement re: computation of earnings per share+

+   Previously Filed

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



Date     MAY 16, 2001                          /S/ ANTHONY J.S. GARNER
     ------------------------             ----------------------------------
                                          President and Chief Executive Officer
                                                        (Name and Title)