Form 10-K405
period 2001-06-30
IONIC FUEL TECHNOLOGY INC
filed 2001-10-15
CIK 925006

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from _____ to _____.

Commission File Number: 1-13234
                        -------

                           IONIC FUEL TECHNOLOGY, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  06-1333140
           --------                                  ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
        incorporation)


    300 Delaware Avenue, #1704, Wilmington, Delaware        19801-1622
    ------------------------------------------------        ----------
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (302) 427-5957
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                          ----------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes: x     No:

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. AGGREGATE MARKET VALUE OF SECURITIES HELD BY NON-AFFILIATES AS OF OCTOBER 11, 2001 - $762,632.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date. At June 30, 2001, there were 22,518,796 common shares outstanding.

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

1. The date of the Annual Meeting to be determined.

2. The information to be set forth Part III is incorporated by reference from a Definitive Proxy Statement or an Amendment hereto to be filed prior to 120 days from the end of the fiscal year covered hereby.

3. Part IV, Item 14, incorporated by reference the following Exhibits: 3.1, 3.2, 4.1, 4.2, 4.3 and 10.1.

                                     PART I

Item 1.  BUSINESS

COMPANY HISTORY

         Ionic Fuel Technology, Inc (the "Company") commenced operations in late December 1991. During 1992, the Company's primary focus was on completing the design and testing of the IFT System. In 1993, the first production equipment was made available and a customer testing program was commenced. Simultaneously, the Company stepped-up its marketing and promotional activities.

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

         In early 1996, a leading international oil company completed testing the IFT System in its central research facility with positive results and recommendations to its operating units to utilize the technology. As a consequence, the Company has installed an IFT System on a large Texaco boiler with follow on orders expected. Likewise initial installations have been completed at sites with British Petroleum and Degussa. An average size refinery or petrochemical plant could utilize IFT technology and equipment valued at approximately $1,000,000. During 1999 and 2000 the Company introduced new services and products following market investigation with its contractors affording its combustion expertize to customer problem solving and plant performance evaluation, and providing engineering consultancy services to customers.

         The attainment of positive cash flow remains the Company's primary financial objective and the immediate focus of operations will be the European community where the IFT technology has achieved market recognition.

         As announced in Form 8-K filed August 13, 2001 since the Balance Sheet date the Company has completed the reorganization of its European operations. The Company's operations in Europe, formerly conducted by Ionic Fuel Technology, Ltd. which is currently in voluntary liquidation, are now conducted by Ionic Fuel Technology (Europe) Ltd. Ionic Fuel Technology (Europe), Ltd. has acquired of all the existing customer rental, service and maintenance contracts along with inventory, the copyright on the Company's application software, and computer software and hardware from Ionic Fuel Technology, Ltd.

         The Company elected to reorganize its European operations following the decision by a major client of the Engineering Services Division to cease all expenditures for capital improvements at its European manufacturing facilities. The Company had submitted bids to this major client for several projects and anticipated being awarded contracts, including the previously announced development of a synthetic conveyor system, which would have generated significant revenue in the second half of calendar year 2001.

         Subsequently, the Company reorganized into Ionic Fuel Technology (Europe) and has removed to new lower cost premises at Southend, Essex in England, its facilities in Gent, Belgium continue unchanged. This reorganization has enabled the Company to reduce costs consistent with its ongoing operations and concentrate its activities on IFT Technology, the sale and rental of its IFT System, the sale of its proprietary application software product as well as burner service and maintenance.

         With the reduction in personnel from 15 to 8 and lower cost facilities, the Company expects that its costs will more closely match its revenues and expects to be able to reduce the monthly cash deficits previously recorded. As a result of the reorganization the Company expects to reduce its Sales and Marketing expenses by approximately 29%, its General and Administrative expenses by approximately 45% and its Service overheads by approximately 55%.

BACKGROUND

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

Typical performance results of the System reveal a reduction of fuel consumption ranging from 2.5% to 7%, a reduction in CO2 emissions ranging from 2.5% to 7%, a reduction in CO emissions ranging from 6% to 80%, a reduction in NOx emissions ranging from 6% to 30% and a reduction in particulate emissions ranging from 6% to 40%. The exact performance of the System depends upon the customer's existing equipment and desired objectives; customers may achieve less favorable results or no improvement if their equipment requires repair or if fuel and air flows cannot be closely controlled. If Oxides of Nitrogen ("Nox") and Carbon Monoxide ("CO") emissions have been reduced by the use of other equipment, the System may be used to reduce Carbon Dioxide ("CO2") emissions and fuel consumption. CO2 emission reduction correlates directly with the fuel savings which the IFT System provides.

MARKETING AND SALES

         Performance Trials

         The Company initially sought to performance test its System in locations where a sale or lease contract could result. It also has performance tested the System in certain locations solely to develop performance test data. The Company has now phased out uncompensated performance testing because the Company's data from its numerous sites supports the claims regarding the benefits offered by the IFT System. The Company developed application software enabling on site performance to be evaluated in real time to show the immediate improvements to the customer resulting in reducing the lead time between performance trials and customer acceptance of the System.

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

         The Company entered into a Royalty Agreement ("Royalty Agreement") dated June 2, 1994 (effective as of December 5, 1991) with Wentworth pursuant to which Wentworth sold all of his interest in the patents relating to the ion generating technology to the Company. As consideration for the assignment and sale, Wentworth received a $50,000 initial payment and a $6,000 per month royalty fee through June 30, 1999. During the year ended June 30, 2000 reduced payments of up to $3,000 per month were agreed through December 2000. Payments from January 2001 are to be made at a rate to be mutually agreed. Payments from June 2001 have continued at $3,000 per month. In addition, Wentworth purchased 80,000 shares of the Company's Common Stock at $.125 per share in December 1991. Wentworth has retained a security interest in the patent rights transferred to the Company pursuant to the Royalty Agreement.

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

         Significant customers

         During the year ended June 30, 2001, the Company derived revenues of approximately $421,000, representing approximately 47% of total revenues, from companies under the control of Rexam plc, in the United Kingdom and Europe.

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

The average number of employees during the year was as follows:

                                   2001           2000
                                   Number         Number
Sales and administration           6              5
Technical and service              8              8
Manufacturing                      1              2
                                   -----          ------
                                   15             15
                                   =====          ======

Revenues analysed geographically are as follows:

                          2001      2000    1999
UK                       598,763  551,526  518,458
Europe                   302,099   70,342   90,150
                         -------  -------  -------
                         900,862  621,868  608,608
                         =======  =======  =======

         Item 2.           PROPERTY

         The Company leased approximately 10,000 square feet of space for its principal executive offices, manufacturing and research and development facilities in Laindon, Essex, U.K. The base rent for this facility was approximately $7,375 per month. Following the reorganization this lease was terminated and the Company has moved to smaller facilities approximately 1,500 square feet of space for it's manufacturing facilities in Southend, Essex, U.K. on a three year lease at a rent of approximately $1,120 per month.

         The Company maintains a sales office in Gent, Belgium pursuant to a three year lease at $460 per month plus utilities and also leases in Gent a small warehouse of approximately 1,000 square feet, at a rent of approximately $150 per month on a quarterly lease.

         The Company maintains its corporate office in Wilmington, Delaware pursuant to an annual lease with an annual rental of $3,120 including utilities.

         The Company believes that its facilities are adequate for its present and anticipated needs.

Item 3.           LEGAL PROCEEDINGS

         To the Company's knowledge, no legal actions are outstanding, except for the liquidation proceedings of the subsidiary company Ionic Fuel Technology Limited ("IFT Ltd").

On August 31, 2001 IFT Ltd was placed into Creditors' Voluntary Liquidation ("CVL") pursuant to the United Kingdom Insolvency Act 1986 after it was determined that, in the absence of continued support from the Company, IFT Ltd. would not have sufficient liquid assets to allow it to continue in operations. A liquidator was appointed and has taken possession of the assets and liabilities of IFT Ltd. IFT Ltd. has terminated all contracts of employment. As a result of the placement into CVL, the appointed liquidator will sell or otherwise realize assets and liquidate or settle the liabilities of IFT Ltd.

Following the CVL, in August 2001 the Company announced a reorganization of its European operations to reduce costs commensurate with its ongoing activities. As part of the reorganization, the Company formed a new operating subsidiary (Ionic Fuel Technology (Europe) Limited ("IFT Europe")) based in England to conduct its European operations. This new corporation has reached an agreement with the liquidator or IFT Ltd. to purchase some of the assets and liabilities of IFT Ltd. together with the trade.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED
         STOCKHOLDER MATTERS

         The Company's common stock is quoted on the NASD Over-the-Counter Bulletin Board under the symbol "IFTI"

The table set forth below shows, for the period indicated, the high and low bid quotations on the Nasdaq SmallCap Market for the Company's Securities. These amounts represent quotation between dealers in securities, and do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         The Class A Warrants expired September 30, 1998.
         The Class B Warrants expired July 30, 2000
         The Class C Warrants expired July 10, 2000

                                                                  Bid
Period Ended                Type of Security             High              Low
                                                         ---------------------
September 1999              Common Stock                 .3438           .25
                            Class B Warrant              .0001           .0001

December 1999               Common Stock                 .125            .0625
                            Class B Warrant              .0001           .0001

March 2000                  Common Stock                 1.1875          .50
                            Class B Warrant              .0001           .0001

June 2000                   Common Stock                 .2969           .1875
                            Class B Warrant              .0001           .0001

September 2000              Common Stock                 .375            .1875

December 2000               Common Stock                 .2656           .0625

March 2001                  Common Stock                 .375            .0938

June 2001                   Common Stock                 .20             .09


         In July 2000, the Company sold 5,310,000 shares of Common Stock, par value $0.01 per share, at a price of $0.10 per share IN A PRIVATE PLACEMENT TRANSACTION PURSUANT TO REGULATION D OF THE EXCHANGE ACT OF 1934. The Company raised $494,787 net of related costs of $36,213.

         In November 2000, the Company sold 1,257,007 shares of Common Stock, par value $0.01 per share IN A PRIVATE PLACEMENT TRANSACTION PURSUANT TO REGULATION D OF THE EXCHANGE ACT OF 1934 at a price of $0.12 per share. The Company raised $150,841.

         The company estimates at September 1, 2001, the number of shareholders of record and in street name of the Company's common stock was approximately 600.

         The Company has not paid any cash dividends and does not intend to in the future.

Item 6.  SELECTED FINANCIAL DATA

                        Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                      June 30, 1997   June 30, 1998   June 30, 1999   June 30, 2000   June 30, 2001
STATEMENT OF
OPERATIONS DATA:
Revenues              $    628,694    $    437,650    $    608,608    $    621,868    $    900,862

Cost of Revenues           723,327         692,952         897,388         805,115         998,946

Operating Expenses         882,524       1,106,406       1,638,694         907,225       1,103,629

Net Loss                (1,004,425)     (1,348,156)     (1,957,441)     (1,102,359)     (1,364,587)

Net Loss per
 share                $       (.19)   $       (.22)   $       (.26)   $       (.08)              $
                                                                                              (.06)

Weighted average
 number of               5,401,600       6,251,376       7,651,225      13,201,851
                                                                                        21,279,250
 common shares

Cash Dividend
 per common share     --              --              --              --              --
BALANCE SHEET:

Total Assets          $  1,549,619    $  2,427,717    $  1,334,907    $  1,028,395    $    476,013

Working Capital            434,686       1,323,540         465,717          (8,007)       (255,884)

Long-term
 liabilities               346,249         393,376         330,626         303,552         338,175

Total
 liabilities               705,062         701,111         951,526       1,198,643       1,003,550
Accumulated deficit     (9,903,667)    (11,251,823)    (13,209,264)    (14,311,623)    (15,676,210)
Cumulative
 translation
 adjustment               (143,199)       (133,579)       (167,838)       (147,284)       (168,827)
Stockholders'
 Equity (Deficit)          844,557       1,726,606         383,345        (170,248)
                                                                                          (527,537)

                           Quarter Ended        Quarter Ended        Quarter Ended      Quarter Ended
                      September 30, 2000    December 31, 2000       March 31, 2001      June 30, 2001
Revenues                      $ 215,909             $ 332,645            $ 237,559          $ 114,749

Gross Profit/(Loss)              (8,752)               95,002               44,663           (228,997)

Operating (Loss)               (248,726)             (199,946)            (279,967)          (491,074)

Net (Loss)                     (254,576)             (203,696)            (289,001)          (617,314)

Net (Loss) per Share

                              $    (.01)            $    (.01)           $    (.01)         $    (.03)

                                Quarter Ended         Quarter Ended       Quarter Ended       Quarter Ended
                           September 30, 1999     December 31, 1999      March 31, 2000       June 30, 2000
Revenues                             $123,872              $167,925            $217,235            $112,836

Gross Profit/(Loss)                   (72,085)               12,083             (18,723)           (104,522)





Operating (Loss)                     (332,375)             (199,223)           (239,014)           (319,860)

Net (Loss)                           (342,630)             (195,019)           (262,317)           (302,393)

Net (Loss) per Share

                                       $ (.03)               $ (.02)             $ (.02)             $ (.02)

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Year ended June 30, 2001 and June 30, 2000

         Total revenues increased to approximately $901,000 during the year ended June 30, 2001 from $622,000 in the fiscal year ended June 30, 2000. The net increase relates to an increase in engineering services to approximately $538,000, ($136,000 to June 2000)and a reduction in IFT unit sales to approximately $46,000 from $104,000 in the year ended June 2000.

         There was a gross loss of approximately $98,000 during the year ended June 30, 2001 compared to a loss of approximately $183,000 during the year ended June 30, 2000. The decreased gross loss related primarily to the increase in revenues as reduced by the expense of approximately $172,000 recognized on the write-off of inventory. The net realizable value of the Company's inventory was re-assessed in the light of the circumstances which led to the liquidation of IFT Ltd in August 2001. Costs of engineering services revenues increased to approximately $379,000 ($55,000 in the year to June 2000) whilst costs of IFT revenues decreased from approximately $750,000 for the year to June 2000 to $620,000 in the year ended June 30, 2001.

         General and administrative expenses increased to approximately $688,000 during the year ended June 30, 2001 from approximately $648,000 in the year ended June 30, 2000, an increase of $40,000. This increase is primarily due to the costs of an additional member of staff to manage engineering service contracts.

         Sales and marketing expenses increased to $433,000 during the year ended June 30, 2001 from approximately $249,000 during the year ended June 30, 2000. The increase of $184,000 relates to additional costs associated with promoting engineering consultancy services, and increased travel costs developing new contracts in continental Europe.

         Other income (expense) net was approximately $145,000 net expense during the year ended June 30, 2001 compared to expense of $12,000 during the year ended June 30, 2000. The increase of $133,000 is primarily due to provisions for asset impairments of approximately $65,000, an increase in interest expense due to increased borrowing, the amortization of debt discount arising on debentures and the loss on disposal of equipment. The Company determined that impairment of its equipment and vehicles had occurred based on the market values of these assets and the future revenues expected to be derived by the Company in the light of the circumstances which led to the liquidation of IFT Ltd in August 2001.

         The level of trade accounts receivable decreased to approximately $158,881 as of June 30, 2001 from approximately $264,362 as of June 30, 2000. This decrease is primarily due to reduced revenues in the final quarter and accelerated collection of receivables.

         The level of accounts payable decreased to approximately $122,249 as of June 30, 2001 from approximately $266,050 as of June 30, 2000. This decrease is primarily due to reduced levels of trading activity in the final quarter.

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

Royalty expense decreased to $10,000 during the year ended June 30. 2000 from approximately $60,0000 during the year ended June 30, 1999. The decrease of $50,000 is due to the cessation of certain royalty payments and accruals.

Other income (expense) net was approximately $12,000 net expense during the year ended June 30, 2000 compared to income of $30,000 during the year ended June 30, 1999, an decrease of $42,000, primarily due to a decrease in interest income net of a decrease in interest expense and the loss on disposal of equipment

Liquidity and Capital Resources

         Since inception, the Company's funding requirements have been met through the initial public offering of equity securities totaling approximately $4.8 million, the private placement of equity securities totaling approximately $9 million, and revenue generated from operations. In July 2000, the Company sold 6,567,000 common shares netting proceeds of $645,628. In May 2001, the company raised $660,000 through the issue of debentures.

         THE COMPANY'S INDEPENDENT AUDITORS IN THEIR REPORT FOR THE YEAR ENDED JUNE 30, 2001, STATES THAT BECAUSE OF THE COMPANY'S RECURRING OPERATING LOSSES AND THE CONTINUED UTILIZATION OF CASH FLOWS BY OPERATING ACTIVITIES, SUBSTANTIAL DOUBT IS RAISED ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. THE AUDITORS' REPORTS FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 ALSO STATED THAT THERE WAS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

         Net cash used in operations was approximately $1,000,000, $800,000 and $1.2 million for the years ended June 30, 2001, 2000, and 1999, respectively. The principal use of cash was to fund operating losses incurred by the company in developing the IFT system and sales, marketing and promotional activities. Working capital was approximately ($196,000), ($8000) and $466,000 at June 30, 2001, 2000, and 1999, respectively. Fluctuations in working capital have been primarily due to fluctuations in cash, accounts payable and other accruals.

         During the year ended June 30, 2001, Ionic Fuel Technology Limited secured cash funding of approximately $100,000 in the form of a bank loan. Following the voluntary liquidation of that company on August 31, 2001, the lender exercised its right to call for repayment of the outstanding loan balance at that date.

         Capital expenditures amounted to approximately $11,000, $16,000, and $134,000 during fiscal years 2001, 2000, and 1999, respectively. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment.

         Under an Assignment and Royalty Agreement with the inventor of the Technology utilized by the Company's System ("Royalty Agreement"), the Company is required to make payments to the inventor. The amount of the payment is determined each year by agreement between the Company and the inventor.

         In August 2001, IFT Ltd was placed into a Creditors Voluntary Liquidation after it was determined that it would not have sufficient liquid assets to allow it to continue in operations. The Company considers that following the reorganization of its European operations, its costs will more closely match its revenues. Accordingly, the Company plans to fund future operations from operating cash flows, however the Company may need to seek additional funding from shareholders. In the event that such funds are not forthcoming, the company may need to curtail or cease operations.

Item 7A.  MARKET RISK DISCLOSURES

Currency Fluctuation

         The Company's revenues are invoiced primarily in Pounds Sterling and also currencies of other European countries (Belgium, the Netherlands and Germany). With the introduction of the European common currency, the euro, the Company also expects to invoice revenues in this currency for those sales to countries within Europe who have joined the European Monetary System. Revenues invoiced to customers within the United Kingdom will continue to be in Pounds Sterling. During the fiscal years ended June 30, 2001, 2000, and 1999, currency fluctuations were not significant and were not an influence on the Company's revenues and expenses. Currently, the Company does not enter into derivative contracts to hedge currency risks.

         During the year ended June 30, 2001 the average rate of exchange used to translate revenues and expenses denominated in Pounds Sterling has decreased to approximately 1.45 U.S. dollars to 1 Pound Sterling, compared with 1.59 US dollars to 1 Pound Sterling for the year ended June 30, 2000.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                     PART IV

Item 14. Exhibits, Financial Statement

Schedules and Reports on Form 8-K

A.  (1)  Financial Statements

         Report of Independent Auditors

         Consolidated Balance Sheets - June 30, 2001 and 2000

         Consolidated Statements of Operations - Years Ended
         June 30, 2001, 2000, and 1999

         Consolidated Statements of Stockholders' Equity - Years Ended June 30, 2001, 2000, and 1999

         Consolidated Statements of Cash Flows - Years Ended June 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

B.       Financial Statement Schedule

The following consolidated financial statement schedule of Ionic Fuel Technology, Inc. is included in Item 14(d):

         Schedule II - Valuation and Qualifying Accounts

                                                                   ADDITIONS/DEDUCTIONS
                                                          ---------------------------------------
                                            BALANCE AT          CHARGED TO           WRITE-OFFS         BALANCE AT
                                           BEGINNING OF          COSTS AND             NET OF             END OF
Description                                   PERIOD             EXPENSES            RECOVERIES           PERIOD
                                       -----------------------------------------------------------------------------
For the year ended June 30, 1999
   Allowance for doubtful accounts                   -                  -                   -                  -
   Inventory reserve                            83,340             14,310               2,683             94,967

For the year ended June 30, 2000
   Allowance for doubtful accounts                   -                  -                   -                  -
   Inventory reserve                            94,967             13,452               4,705            103,714

For the year ended June 30, 2001
   Allowance for doubtful accounts                   -             21,208                   -             21,208
   Inventory reserve                           103,714            171,916              (5,849)           269,781


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

B.       Reports on form 8-K

Form 8-K dated March 16, 2001 electronically filed and accepted on March 16, 2001. Reference Item 5 Other Events and Regulation FD Disclosure: On February 21, 2001, the Registrant entered into a contract with DALKIA to install the Registrant's patented "IFT System" at a number of DALKIA facilities.

Form 8-K dated August 10, 2001 electronically filed and accepted on August 13, 2001. Reference Item 5 Other Events and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits: On August 10, 2001, the Registrant announced the commencement of a reorganization of its European operations.

Form 8-K dated September 25, 2001 electronically filed and accepted on September 28, 2001. Reference Item 5 Other Events and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits: On August 10, 2001, the Registrant announced the completion of a reorganization of its European operations.

                           IONIC FUEL TECHNOLOGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

                           IONIC FUEL TECHNOLOGY, INC.

                                    CONTENTS

                                  JUNE 30, 2001

                                                                           PAGE
-------------------------------------------------------------------------------
Report of BDO Stoy Hayward, Independent Auditors                           F-1


Consolidated balance sheets as of June 30, 2001 and 2000                   F-2


Consolidated statements of operations for the years ended
June 30, 2001, 2000 and 1999                                               F-3


Consolidated statements of stockholders' equity (deficit) for the
years ended June 30, 2001, 2000 and 1999                                   F-4


Consolidated statements of cash flows for the years ended 30 June
2001, 2000 and 1999                                                        F-5


Notes to consolidated financial statements                                 F-6

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders
Ionic Fuel Technology, Inc.



We have audited the accompanying consolidated balance sheets of Ionic Fuel Technology, Inc as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the each of the two years ended June 30, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ionic Fuel Technology, Inc at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the two years ended June 30, 2001, in conformity with generally accepted accounting principles in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

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




BDO Stoy Hayward
Hatfield, United Kingdom

October 12, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Ionic Fuel Technology, Inc.



We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Ionic Fuel Technology, Inc for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations of Ionic Fuel Technology, Inc and its cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles.

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




Ernst & Young LLP
Stamford, Connecticut

September 8, 1999

                           IONIC FUEL TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30
                                                                   2001           2000
                                                              ----------------------------
ASSETS
Current assets
    Cash and cash equivalents                                 $    204,979    $    231,202
    Trade accounts receivable (net of allowance
       of $21,208, 2000 - NIL)                                     158,881         264,362
    Inventory                                                       26,829         333,472
    Prepaid expenses                                                18,802          58,048
                                                              ------------    ------------
Total current assets                                               409,491         887,084

Equipment and vehicles, net                                         66,522         141,311
                                                              ------------    ------------

TOTAL ASSETS                                                  $    476,013    $  1,028,395
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Bank overdraft                                            $    136,887    $    217,587
    Bank loans                                                      95,409            --
    Accounts payable                                               122,249         266,050
    Accrued expenses                                               119,826         146,620
    Deferred income                                                 27,494          48,770
    Provisions for warranties and returns                           90,076         134,066
    Accrued royalty                                                 27,200          27,200
    Current portion of royalty agreement                            12,600          18,900
    Accrued salary, benefits and payroll taxes                      23,103          28,360
    Current portion of capital lease obligations                    10,531           7,538
                                                              ------------    ------------
Total current liabilities                                          665,375         895,091

Long-term liabilities
    Long-term obligations less current portion                      27,017           4,427
    Debentures (net of debt discount of $641,667)                   18,333            --
    Other long-term liabilities                                    292,825         299,125
                                                              ------------    ------------
Total long-term liabilities                                        338,175         303,552

Commitments and contingencies                                         --              --

Stockholders' deficit
    Common stock, $.01 par value:
      50,000,000 shares authorized; issued and outstanding
      22,518,796 shares and 15,951,789 shares, respectively        225,188         159,518
      Common stock subscribed                                         --            33,100
    Additional paid-in capital                                  15,092,312      14,096,041
    Accumulated deficit                                        (15,676,210)    (14,311,623)
    Cumulative foreign currency exchange adjustment               (168,827)       (147,284)
                                                              ------------    ------------

Total stockholders' deficit                                       (527,537)       (170,248)
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    476,013    $  1,028,395
                                                              ============    ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                            Year Ended June 30
                                                                2001              2000             1999
                                                            -------------------------------------------------
Revenues
    Sales                                                 $        45,853     $    104,483      $    266,351
    Rental                                                        317,291          380,943           342,257
    Engineering consultancy                                       537,718          136,442              -
                                                            -------------      -----------       ------------

Total revenues                                                    900,862          621,868           608,608

Cost of revenues
    Sales                                                          27,321          218,320           310,526
    Rental                                                        592,854          532,037           586,862
    Engineering consultancy                                       378,771           54,758              -
                                                            -------------      -----------       ------------

Total cost of revenues                                            998,946          805,115           897,388
                                                            -------------      -----------       ------------
                                                                  (98,084)        (183,247)         (288,780)

Operating expenses:
    General and administrative                                    688,325          648,252           684,463
    Amortization and write-off of patents                            -                -              571,581
    Sales and marketing                                           433,304          248,973           305,006
    Royalty charges                                                  -              10,000            60,000
    Research and development                                         -                -               17,644
                                                            -------------      -----------       ------------
                                                                1,121,629          907,225         1,638,694
                                                            -------------      -----------       ------------
Loss from operations                                           (1,219,713)      (1,090,472)       (1,927,474)

Other income (expense):
    Interest income                                                 2,725            3,866            20,578
    Interest expense                                              (68,363)         (14,011)          (50,545)
    Provision for asset impairment                                (65,597)             -                -
    Loss on disposal equipment                                    (13,639)          (1,742)             -
                                                            -------------      -----------       ------------
                                                                 (144,874)         (11,887)          (29,967)
                                                            -------------      -----------       ------------
Net loss                                                    $(  1,364,587)     $(1,102,359)      $(1,957,441)
                                                            =============      ===========       ===========

Net loss per share - basic and diluted                      $        (.06)     $      (.08)      $     (0.26)
                                                            =============      ===========       ===========

Weighted average number of common shares                       21,279,250       13,201,851         7,651,225
                                                            =============      ===========       ===========


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

                           IONIC FUEL TECHNOLOGY, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                            COMMON STOCK                SUBSCRIPTION                    Additional
                                                     Par                            Par              Paid-In     Accumulated
                                      Shares        Value            Shares        Value             Capital       Deficit
                                      ------        -----            ------        -----             -------       -------
Balance at June 30, 1998            6,444,955    $     64,450            --      $       --      $ 13,047,558   $(11,251,823)
   Net loss                              --              --              --              --              --       (1,957,441)
   Foreign currency exchange
     adjustment                          --              --              --              --              --             --

   Comprehensive loss                    --              --              --              --              --             --
   Sale of stock                    4,838,334          48,383            --              --           600,056           --
                                   ----------    ------------       ---------    ------------    ------------   ------------
Balance at June 30, 1999           11,283,289    $    112,833            --      $       --        13,647,614   $(13,209,264)
   Net loss                              --              --              --              --              --       (1,102,359)
   Foreign currency exchange
     adjustment                          --              --              --              --              --             --

   Comprehensive loss                    --              --              --              --              --             --
   Sale of stock                    4,668,500          46,685            --              --           186,740           --
   Common stock subscribed               --              --         3,310,000          33,100         261,687           --
                                   ----------    ------------       ---------    ------------    ------------   ------------
Balance at June 30, 2000           15,951,789    $    159,518       3,310,000    $     33,100    $ 14,096,041   $(14,311,623)

Net loss                           (1,364,587)     (1,364,587)
Foreign currency exchange
   adjustment                            --              --              --              --              --             --

Comprehensive loss                       --              --              --              --              --             --
Fair value of stock options
   issued to financial public
   relations firm                        --              --              --              --            18,000           --
Fair value of warrants
   issued to debenture holders           --              --              --              --           660,000           --
Sale of stock                       6,567,007          65,670      (3,310,000)        (33,100)        318,271           --
                                   ----------    ------------       ---------    ------------    ------------   ------------
Balance at June 30, 2001           22,518,796    $    225,188            --      $       --      $ 15,092,312   $(15,676,210)


                                   Accumulated
                                      Other
                                    Comprehensive
                                    Income (Loss)       Total
                                    -------------       -----
Balance at June 30, 1998           $   (133,579)   $  1,726,606
   Net loss                                --        (1,957,441)
   Foreign currency exchange
     adjustment                         (34,259)        (34,259)
                                                   ------------
   Comprehensive loss                      --        (1,991,700)
   Sale of stock                           --           648,439
                                   ------------    ------------
Balance at June 30, 1999           $   (167,838)   $    383,345
   Net loss                                --        (1,102,359)
   Foreign currency exchange
     adjustment                          20,554          20,554
                                                   ------------
   Comprehensive loss                      --        (1,081,805)
   Sale of stock                           --           233,425
   Common stock subscribed                 --           294,787
                                   ------------    ------------
Balance at June 30, 2000           $   (147,284)   $   (170,248)

Net loss
Foreign currency exchange
   adjustment                           (21,543)        (21,543)
                                                   ------------
Comprehensive loss                         --        (1,556,378)
Fair value of stock options
   issued to financial public
   relations firm                          --            18,000
Fair value of warrants
   issued to debenture holders             --           660,000
Sale of stock                              --           350,841
                                   ------------    ------------
Balance at June 30, 2001           $   (168,827)   $   (527,537)


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS

                           IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      YEAR ENDED JUNE 30
                                                             2001            2000             1999
                                                        ----------------------------------------------
OPERATING ACTIVITIES
    Net loss                                            $(1,364,587)     $(1,102,359)     $(1,957,441)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
       Depreciation                                          50,485           66,927           69,005
       Amortization                                              --               --           66,695
Provision for impairment of equipment
  and vehicles                                               65,597               --               --
       Allowance for doubtful accounts receivable            21,208               --               --
       Write-off of patents                                      --               --          504,886
       Amortization of debt discount                         18,333               --               --
       Loss on disposal of equipment                         12,559            1,742               --
       Noncash compensation to officer                           --           21,003               --
       Noncash compensation to adviser                       18,000               --               --
       Changes in operating assets and liabilities:
          Accounts receivable                                71,287           67,889         (293,230)
          Other receivables                                      --               --           19,757
          Inventory                                         282,057           14,249           94,092
          Prepaid expenses                                   38,814            5,179           42,549
          Accounts payable and accrued expenses            (214,183)         117,715          255,698
                                                        -----------      -----------      -----------
Net cash used by operating activities                    (1,000,430)        (807,655)      (1,197,989)

INVESTING ACTIVITIES
    Acquisition of patents                                       --               --          (20,690)
    Acquisition of equipment                                (10,222)         (16,306)        (133,511)
                                                        -----------      -----------      -----------
    Net cash used in investing activities                   (10,222)         (16,306)        (154,201)

FINANCING ACTIVITIES
    Principal payments on capital leases                    (12,580)         (27,990)         (36,036)
    Principal payments on bank loan                         (10,747)              --               --
    Principal payments under licensing agreement            (12,600)          (6,989)         (21,464)
    Bank overdraft                                          (80,700)         217,587               --
    Net proceeds from issuance of stock                     350,841          233,425          648,439
    Proceeds from issuance of debentures                    660,000               --               --
    Proceeds from bank loan                                 106,155               --               --
    Net proceeds from common stock subscribed                    --          294,787               --
                                                        -----------      -----------      -----------
    Net cash provided by financing activities             1,000,369          710,820          590,939
                                                        -----------      -----------      -----------

    Effects of exchange rate differences on cash            (15,940)          32,066           (9,344)
                                                        -----------      -----------      -----------
    (Decrease) increase in cash                             (26,223)         (81,075)        (770,595)
    Cash, beginning of year                                 231,202          312,277        1,082,872
                                                        -----------      -----------      -----------
    Cash, end of year                                   $   204,979      $   231,202      $   312,277
                                                        ===========      ===========      ===========
    INTEREST PAID                                       $    50,030      $    14,011      $    50,545
                                                        ===========      ===========      ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Debt assumed by purchaser of vehicle                $        --      $    25,970      $        --
                                                        ===========      ===========      ===========
    Acquisition of vehicles with capital leases         $    40,648      $        --      $        --
                                                        ===========      ===========      ===========

          SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
                              FINANCIAL STATEMENTS

                           IONIC FUEL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced a positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

On August 31, 2001 the Company's UK subsidiary, Ionic Fuel Technology Limited ("IFT Ltd"), was placed into Creditors' Voluntary Liquidation ("CVL") pursuant to the United Kingdom Insolvency Act 1986 after it was determined that, in the absence of continued support from the Company, IFT Ltd. would not have sufficient liquid assets to allow it to continue in operations. A liquidator was appointed and has taken possession of the assets and liabilities of IFT Ltd. IFT Ltd. has terminated all contracts of employment.

The terms of IFT Ltd.'s bank loan provide that all amounts are repayable on demand at the discretion of the lender. Following the voluntary liquidation of IFT Ltd., the lender has given notice of its right and intention to call for payment of the loan. No additional debt financing is currently available to the Company.

As a result of the placement into CVL, the appointed liquidator will sell or otherwise realize assets and liquidate or settle the liabilities of IFT Ltd. These transactions may be for amounts other than those reflected in the accompanying financial statements. After the completion of these proceedings, IFT Ltd. will permanently cease all operations. The accompanying financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classification of liabilities that might be necessary as a consequence of these matters.

Following the completion of the liquidation proceedings, IFT Ltd.'s ability to utilize its income tax operating loss carryforwards will be eliminated.

See notes 2, 3, 4 and 5 for matters that are or may be significantly impacted by the liquidation of IFT Ltd.

During the past year, the principal use of the Company's cash has been to fund its operating losses.

Following the CVL, in August 2001 the Company announced a reorganization of its European operations to reduce costs commensurate with its ongoing activities. As part of the reorganization, the Company formed a new operating subsidiary (Ionic Fuel Technology (Europe) Limited ("IFT Europe")) based in England to conduct its European operations. This new corporation has reached an agreement with the liquidator or IFT Ltd. to purchase some of the assets and liabilities of IFT Ltd. together with the trade. It is the intention of the Company to carry on the operations in Europe under IFT Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

The Company, a Delaware corporation formed on December 10, 1991, manufactures ion generating equipment for sale or lease to entities in various industries, in Europe, to reduce airborne emissions and fuel consumption. The Company also provides related engineering consulting services.

                           IONIC FUEL TECHNOLOGY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ionic Fuel Technology USA, Inc. ("IFT, USA"), a company incorporated in the U.S. and Ionic Fuel Technology Ltd. ("IFT Ltd."), a company incorporated in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

The Company performs periodic evaluations of its customers financial condition and generally does not require collateral. The company considers that there is no significant concentration of credit risk within accounts receivable.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

INVENTORY

Inventory is valued at the lower of cost, determined by the first-in, first-out method, or net realizable value. The net realizable value of the Company's inventory was re-assessed as of June 30, 2001 in the light of the circumstances which led to the liquidation of Ionic Fuel Technology Limited in August 2001. As a result, the Company has written off $269,781 of inventory in the fourth quarter of the year, of which $103,714 had been expensed in prior years in creating inventory reserves.

EQUIPMENT AND VEHICLES

Equipment and vehicles are stated at cost less accumulated depreciation provided on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Equipment under lease to third parties is depreciated over the life of the lease, generally five years.

During 2001 the Company determined that impairment of its equipment and vehicles existed based on the market values of these assets and the future revenues expected to be derived by the Company in the light of the circumstances which led to the liquidation of IFT Ltd in August 2001. As a result, the Company has charged $65,597 as impairment of equipment and vehicles in the fourth quarter of the year.

INTANGIBLE ASSETS

During 1999 the Company determined that impairment of its intangible assets existed based on the review of the undiscounted future cash flow of revenue generated from these patents. As a result, the Company has written off $504,886 of unamortized patents.

Patents were carried at acquisition cost, less accumulated amortization provided on the straight-line basis over the estimated useful lives which originally ranged from five to fifteen years. Amortization expense (which included the write-offs of the patents) for these intangible assets amounted to $571,581 for the year ended June 30, 1999. Accumulated amortization amounted to $984,004 at June 30, 1999.

                           IONIC FUEL TECHNOLOGY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

The Company periodically reviews their long-lived assets for impairment based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the asset is written down to its net realizable value.

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

LOSS PER SHARE

The Company follows SFAS No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to total dilutive potential common shares outstanding during the period. Assumed exercise of 799,500 options and 6,600,000 warrants has not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

FOREIGN CURRENCIES

Adjustments resulting from the translation of the financial statements of the Company's foreign subsidiary are excluded from the determination of income
(loss) and are accumulated in a separate component of stockholders' equity.

                           IONIC FUEL TECHNOLOGY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Sales are recognized upon shipment of the equipment and acceptance by the customer and are recorded net of an allowance for returns. Rental income under operating leases is recognized on a straight-line basis over the lease term. The equipment leased is owned by the Company and, accordingly, the Company bears all repairs and maintenance costs incurred. The lease term is generally five years with an option for renewal. Engineering consultancy revenues are recognized as services are performed.

WARRANTY COSTS

Estimated warranty costs are provided for when the product is sold.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

IN JUNE 1998, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133 ("SFAS NO. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS NO. 133 REQUIRES COMPANIES TO RECOGNIZE ALL DERIVATIVE CONTRACTS AS EITHER ASSETS OR LIABILITIES IN THE BALANCE SHEET AND TO MEASURE THEM AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A HEDGE, THE OBJECTIVE OF WHICH IS TO MATCH THE TIMING OF GAIN OR LOSS RECOGNITION ON THE HEDGING DERIVATIVE WITH THE RECOGNITION OF (I) THE CHANGES IN THE FAIR VALUE OF THE HEDGED ASSET OR LIABILITY THAT ARE ATTRIBUTABLE TO THE HEDGED RISK OR (II) THE EARNINGS EFFECT OF THE HEDGED FORECASTED TRANSACTION. FOR A DERIVATIVE NOT DESIGNATED AS A HEDGING INSTRUMENT, THE GAIN OR LOSS IS RECOGNIZED AS INCOME IN THE PERIOD OF CHANGE. SFAS NO. 133 AS AMENDED BY SFAS NO. 137 WAS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 2000. THE ADOPTION OF SFAS NO. 133 HAS NOT HAD A SIGNIFICANT EFFECT ON THE FINANCIAL STATEMENTS OF THE COMPANY.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                           IONIC FUEL TECHNOLOGY, INC.

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, there was no goodwill from these combinations and other intangible assets had previously been written off. As such, the Company has assessed that the adoption of SFAS 141 and SFAS 142 will have no impact on its financial position and results of operations.

USE OF ESTIMATES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and as such, include amounts based on judgments and estimates made by management, which may differ from actual results.

3. INVENTORY

Inventory is comprised of the following:


                                                     JUNE 30
                                              2001              2000
                                      -----------------------------------

Material and supplies                       $117,786          $131,609
Finished goods                               178,824           201,863
Provision for impairment                    (269,781)               --
                                      -----------------------------------
                                             $26,829          $333,472
                                      ===================================

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

4. EQUIPMENT AND VEHICLES

Equipment and vehicles are comprised of the following:


                                                      JUNE 30
                                               2001              2000
                                        ------------------------------------

Equipment                                  $ 312,721          $324,441
Vehicles                                      48,499            40,099
                                        ------------------------------------
                                             361,220           364,540
Accumulated depreciation                    (292,792)         (297,201)
Provision for impairment                     (30,245)
                                        ------------------------------------
                                              38,183            67,339
                                        ------------------------------------

Equipment under capital lease                137,395           137,868
Accumulated depreciation                     (73,704)          (63,896)
Provision for impairment                     (35,352)
                                        ------------------------------------
                                              28,339            73,972
                                        ------------------------------------
                                           $  66,522          $141,311
                                        ====================================

Depreciation expense, relating to the leased equipment, amounted to $19,724, $28,215 and $27,101 for the years ended June 30, 2001, 2000 and 1999, respectively.

                           IONIC FUEL TECHNOLOGY, INC.

5. BANK LOAN

In January 2000, IFT Ltd obtained a $210,000 line of credit commitment from a lender in the form of a loan. The commitment is secured by a Mortgage Debenture over the assets of Ionic Fuel Technology Limited. Additional collateral was provided by the UK Secretary of State for Trade and Industry for 85% of the outstanding balance under the Small Firms Loan Guarantee Scheme.

As at June 30, 2001, IFT Ltd had borrowed $106,000 of which $95,409 was outstanding. The $106,000 loan has a 42 month term under which IFT Ltd made interest only payments from September 2000 to February 2001. However, the amounts outstanding are repayable on demand to the lender and the facilities may be withdrawn, reduced, made subject to further conditions or varied at any time. Principal plus interest payments commenced in March 2001.

The loan bears interest at 3% above the base rate of the Bank of England. IFT Ltd must also pay a 1% service fee on each drawdown.

The secured lender, as a result of the voluntary liquidation of IFT Ltd subsequent to the year end, has given notice of its right and intention to call the loan.

6. LONG-TERM OBLIGATIONS LESS CURRENT PORTION


                                                      JUNE 30
                                               2001              2000
                                        ------------------------------------

Capital lease obligation                   $  27,017           $ 4,427
                                        ====================================

7. DEBENTURES

In May 2001, the Company issued $660,000 in 6% senior debentures. The debentures were issued at par and have warrants attached entitling the holder to 10 times the value of debentures issued in common shares at an exercise price of $0.10 per share. The warrants were issued for the nominal amount of $1 per investor.

The fair value of the warrants issued exceeded the debenture price, therefore the full proceeds of $660,000 from the sale of debentures has been recognized as Additional Paid-In Capital, and a debt discount will be amortized over the life of the debt through interest expense. The Company has recognized interest expense of $18,333 arising from the amortization of debt discount in the year ended June 30, 2001.

Interest on the debentures accumulates at 6% from the date of issue on the unpaid principal balance. There are no fixed dates of repayment of interest. The debentures mature in May 2004.

Under the terms of the subscription agreement, the holder can accelerate the maturity date to use the outstanding principal and accumulated interest to exercise the attached warrants. The Company may repay the debentures prior to the maturity date, subject to 60 days' notice.

                           IONIC FUEL TECHNOLOGY, INC.

8. ROYALTY AGREEMENT

Under an agreement effective as of December 1991, the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the patents (initially 15 years). During the year ended June 30, 2001, reduced payments of $3,000 per month were agreed. Payments from July 2001 will be at a rate to be mutually determined. The Company has valued these patent rights ($428,698) based upon the present value of the future minimum royalty payments using an interest rate of 15% per annum. In the absence of an agreement for reduced payment terms beyond December 2000, the liability has not been changed from that originally calculated. The remaining balance of this obligation, less amounts currently due ($12,600), is included in other long-term liabilities and has the following maturities:

                     Year ending June 30:
                             2003                                 $ 33,989
                             2004                                   39,472
                             2005                                   45,789
                             2006                                   53,156
                          Thereafter                               120,419
                                                                  --------
                                                                  $292,825
                                                                  ========

If certain annual profitability levels are achieved, an additional royalty of $24,000 per annum will be payable. The Company has not yet been required to pay this additional royalty. In conjunction with this agreement, the Company granted the inventor a security interest in the patents and inventions during the royalty period.

The Company's former Chairman, Douglas F. Johnston, was to receive an override royalty of $5,000 per month until the last of the patents expired in 2007. Following the resignation of Mr. Johnston during 2000, this royalty agreement was cancelled as of September 1, 1999. This expense amounted to $10,000 and $60,000 for the years ended June 30, 2000 and 1999, respectively. Commencing in 1995, $1,600 per month of this override royalty was deferred resulting in an accrued royalty expense of $27,200 at June 30, 2001 and 2000, respectively.

9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company is the lessee of vehicles under capital leases which expire in 2003 to 2006, and under operating leases which expire in 2003 to 2004. The Company leases its principal facility under a noncancelable operating lease expiring in 2007, and also leases properties in Belgium under noncancelable operating leases expiring in 2002. The future minimum lease payments under operating and capital leases as of June 30, 2001 are as follows:


                                                   Operating           Capital
                                                     leases            leases
                                               ----------------------------------
Year ending June 30:
   2002                                            $  118,155        $  10,531
   2003                                               108,154            9,681
   2004                                                97,407            7,120
   2005                                                83,509            7,782
   2006                                                83,509            2,434
   Thereafter                                          48,714               --
                                               ----------------------------------
Total minimum lease payments                       $  539,448        $  37,548
                                               ==================================

                           IONIC FUEL TECHNOLOGY, INC.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The cost of assets under capital leases amounted to $48,499 and $40,099 at June 30, 2001 and 2000.

During the year ended June 30, 2001, the capital lease of one motor vehicle expired and the Company entered new capital leases for the purchase of three further motor vehicles.

Rent expense for operating leases amounted to $92,049, $153,972, and $148,071 for the years ended June 30, 2001, 2000 and 1999, respectively.

The future minimum lease payments receivable under noncancelable operating leases as of June 30, 2001 are as follows:


                                                                  Operating
                                                                   Leases
                                                                --------------
Year ending June 30:
   2002                                                            $215,598
   2003                                                             109,218
   2004                                                              95,084
   2005                                                              49,329
   2006                                                              19,068
                                                                --------------
Total minimum lease payments receivable                            $488,297
                                                                ==============

10. INCOME TAXES

At June 30, 2001, the Company has available operating loss carryforwards for United States federal income tax purposes of $3,261,599 which are available to offset future U.S. taxable income. The losses expire in varying amounts from 2007 through 2016 and are subject to limitations on utilization resulting from prior changes in the ownership of the Company. The Company's subsidiary has unused operating loss carryforwards, with no expiration date, for United Kingdom income tax purposes, of $10,157,135. On liquidation of IFT Ltd these loss carryforwards will be extinguished.

Significant components of the Company's deferred tax assets are as follows:


                                                                                      JUNE 30
                                                                              2001               2000
                                                                       --------------------------------------
Deferred tax assets:
   Benefit of net operating loss carryforwards - U.S.                        $1,108,944        $1,014,452
   Benefit of net operating loss carryforwards - U.K.                         3,047,141         1,959,938
   Depreciation in excess of capital allowances                                  27,198                --
   Other                                                                             --            15,806
                                                                       --------------------------------------
Total deferred tax assets                                                     4,183,283         2,990,196
Deferred tax liabilities:
   Capital allowances in excess of depreciation                                      --           (19,587)
Valuation allowance                                                          (4,183,283)       (2,970,609)
                                                                       --------------------------------------
Total net deferred tax assets (liabilities)
                                                                             $       --        $       --
                                                                       ======================================

                           IONIC FUEL TECHNOLOGY, INC.

11. STOCKHOLDERS' DEFICIT

On July 28, 1994, the Company issued 1,200,000 units, each unit consisting of one share of common stock, par value $0.01 per share, one Series A redeemable common stock purchase warrant and one Series B redeemable common stock purchase warrant. Two Series A Warrants entitle the holder to purchase one share of Common Stock for $6.50 until September 30, 1998. Two Series B Warrants entitle the holder to purchase one share of Common Stock for $7.50 until July 28, 1999 which was subsequently extended to July 30, 2000. Each Series of Redeemable Warrants is redeemable at a price of $0.01 per two Redeemable Warrants, upon not less than 30 days prior written notice, if the last sale price of the Common Stock has been at least $9.50 with respect to the Series A Warrants and $10.50 with respect to the Series B Warrants for the 20 consecutive trading days ending on the third day prior to the notice of redemption. As a result of the offering, the Company raised $4,768,414, net of discounts, commissions and offering expenses of $1,231,586. During the year ended June 30, 2001 the Series B Warrants expired unexercised.

On July 14, 1997, the Company completed a private offering of its common stock and Series C Warrants at a price of $2.25 per unit. The Company issued 771,833 units. Each unit is comprised of one share of common stock, par value $0.01 per share and one warrant to purchase one share of common stock at a price of $2.95, expiring July 10, 2000. The Company granted 77,183 Series C Warrants to their broker in exchange for the services provided. The Company received total proceeds of $1,552,116, net of offering expenses of $184,508. In December 1997, 97,722 of the Series C warrants were exercised. During the year ended June 30, 2001 the Series C Warrants expired unexercised.

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

On April 1, 1999 the Company completed an offering of 4,838,334 shares of common stock, par value $0.01 per share, at a price of $0.15 per share. The Company raised $648,439 net of related costs of $77,311 and issued 270,200 warrants to brokers.

On February 1, 2000 the Company completed an offering of 4,668,500 shares of common stock, par value $0.01 per share, at a price of $0.05 per share. The company raised $233,425.

During June 2000 the Company accepted subscriptions for 3,310,000 shares of common stock, par value $0.01, at a price of $0.10 per share. The Company raised $294,787 net of related costs of $36,213 and net of the issue of 100,000 warrants to a corporate financial advisor. An additional $200,000 was accepted after June 30, 2000 as subscriptions for 2,000,000 shares of common stock. All shares were issued in July 2000.

The Company, in July 2000, increased the number of authorized common shares to 50,000,000.

On November 1, 2000 the Company completed an offering of 1,257,007 shares of common stock, par value $0.01 per share, at a price of $0.12 per share. The Company raised $150,841.

On May 31, 2001 the Company issued 6,600,000 warrants in conjunction with the issue of debenture notes as disclosed in note 7 above.

                           IONIC FUEL TECHNOLOGY, INC.

12. STOCK OPTIONS

The Company's 1992 Stock Option Plan, as amended, (the "Plan"), provides for the granting of qualified or nonqualified options to acquire up to 450,000 common shares by certain key employees of the Company or its subsidiary. Options granted under the Plan are issued at the fair market value at the date of issuance and have a contractual life of ten years. The Plan was amended in 1999, which stated that the 1992 Stock Option Plan be increased by 500,000 shares, increasing the total of common shares to 950,000. Options granted to directors are exercisable immediately. As of June 30, 2001, 130,000 director options were granted and exercisable. All non-director options are exercisable one year after the date of grant at a rate of 20% per annum, on a cumulative basis. Options may be granted through November 30, 2002, although the Plan may be terminated at any time.

Pro forma information regarding net income and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to June 30, 1995 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended June 30, 2001, 2000, and 1999, respectively; risk-free interest rates of 5.8%, 5.9%, and 4.5%; volatility factors of the expected market price of the Company's common stock of 46%, 46%, and 128% and a weighted-average expected life for the options of 5 years and no anticipated dividends for all periods.

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

For purposes of pro forma disclosures, the estimated fair value of the options and warrants are amortized to expense over the vesting periods. The Company's pro forma net loss would have been approximately $1,459,133, $1,172,455, and $1,988,914 and pro forma net loss per share would have been $(0.07), $(0.09), and $(0.26) for the years ended June 30, 2001, 2000, and 1999, respectively.

                           IONIC FUEL TECHNOLOGY, INC.

12. STOCK OPTIONS (CONTINUED)

THE FOLLOWING PRESENTS A SUMMARY OF THE COMPANY'S STOCK OPTION ACTIVITY AND RELATED INFORMATION:


                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                                         OPTION         EXERCISE
                                                                           NUMBER       PRICE PER        PRICE
                                                                         OF SHARES        SHARE        PER SHARE
                                                                       --------------------------------------------
Options outstanding at June 30, 1998                                       382,400                      $   2.92
   Granted                                                                 100,000      $ .37-$ .70     $    .54
   Exercised                                                                    --               --           --
   Canceled                                                                (10,000)        $1.75           $1.75
                                                                       ---------------

Options outstanding at June 30, 1999                                       472,400
   Granted                                                                  50,000      $    .50        $    .50
   Exercised                                                                    --            --
   Canceled                                                                (15,900)     $ .28-$4.00        $2.50
                                                                       ---------------

Options outstanding at June 30, 2000                                       506,500
  Granted                                                                  293,000      $    .20        $  .20
  Exercised                                                                     --
  Cancelled                                                                     --
                                                                       ---------------
Options outstanding at June 30, 2001                                       799,500
                                                                       ===============

At June 30, 2001, options for 150,500 shares were available for future grants and 405,100 options were exercisable.

The following table summarizes information concerning outstanding and exercisable options, as of June 30, 2001:


                                 OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
                                              WEIGHTED-AVERAGE
                                                 REMAINING
      RANGE OF                                 CONTRACTUAL LIFE     WEIGHTED-AVERAGE                          WEIGHTED-AVERAGE
   EXERCISE PRICES      NUMBER OUTSTANDING       (IN YEARS)         EXERCISE PRICE     NUMBER EXERCISABLE     EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------------
    $0.01 - $0.50             413,000               8.79                 $0.26               50,000                $0.36
    $0.51 - $1.00              66,000               6.46                 $0.68               66,000                $0.68
    $1.01 - $2.00              96,000               5.64                 $1.65               89,600                $1.69
    $2.01 - $3.00              54,000               5.25                 $2.99               54,000                $2.99
    $3.01 - $4.00             112,500               6.13                 $4.00               87,500                $4.00
    $4.01 - $5.00              58,000               2.12                 $4.74               58,000                $4.74
-------------------------------------------------------------------------------------------------------------------------------
                              799,500               7.12                 $1.50              405,100                $2.47
===============================================================================================================================

The weighted-average fair value of options granted during the years ended June 30, 2001, 2000, and 1999 was $0.12, $0.28 and $0.47, respectively.

                           IONIC FUEL TECHNOLOGY, INC.

12. STOCK OPTIONS (CONTINUED)

In April 1997, the Company issued 150,000 options to a financial public relations firm in lieu of a $20,000 fee required under a written contract for annual services commencing January 1, 1997. The options were divided into thirds and are exercisable at $2, $3 and $4 a share, respectively. They are exercisable immediately and expire on December 31, 2002. For each of the years ended June 30, 1999, 1998, and 1997, the Company has recognized compensation expense for the fair value of these options of $10,000. These options remain unexercised as of June 30, 2001.

In November 2001, the Company issued 150,000 to a financial public relations firm in lieu of a $30,000 fee. The options are exercisable at $0.20. These options are exercisable one year after the date of grant at a rate of 20% per annum, on a cumulative basis, and have a contractual life of ten years. For the year ended June 30, 2001, the Company has recognized compensation expense for the fair value of these options of $18,000. These options remain unexercised as of June 30, 2001.

WARRANTS

In April 1997, the Company issued 150,000 warrants to a financial consultant in lieu of present and future compensation for services. Each warrant entitles the holder to purchase one share of Common Stock. The exercise price of 75,000 of the warrants is $2.25 per warrant and the exercise price of the remaining 75,000 warrants is $3.50 per warrant. The warrants were exercisable immediately and expire on March 15, 2001. The fair value of the warrants, $48,000 was based on contract value of the services to be provided. Compensation expense of $18,000, $24,000 and $6,000 was recognized for the years ended June 30, 1999, 1998, and 1997, respectively. As noted above, 25,000 warrants were exercised at a price of $2.25 per warrant as part of the March 1998 offering. The remaining warrants expired unexercised during the year ended June 30, 2001.

In May 2001, the Company issued 6,600,000 warrants to shareholders subscribing for debenture notes. Each warrant entitles the holder to purchase one share of Common Stock. The exercise price of the warrants is $0.10 per share. The warrants are exercisable immediately and expire on May 31, 2005. The fair value of these warrants exceeded the price of the debentures to which they were attached, therefore a total of $660,000 will be amortized through interest expense over the life of the debentures. Interest expense of $18,333 was recognized for the year ended June 30, 2001.

                           IONIC FUEL TECHNOLOGY, INC.

13. SEGMENT REPORTING

The Company has two segments, determined geographically and is made up of the operations of the United States and Europe. The European segment makes up a majority of the Company's operations, as it is engaged in the design and assembly of its patented IFT system.

Segment Reporting of the Company are as follows:


                                                                       ADJUSTMENTS AND
                                    UNITED STATES       EUROPE           ELIMINATIONS        TOTAL
                                  -----------------------------------------------------------------------------
2001
----
Revenues:
   Sales                          $         --      $     45,853      $         --      $     45,853
   Rental                                   --           317,291                --           317,291
   Engineering consultancy                  --           537,718                --           537,718
                                  ------------------------------------------------------------------
Total revenue                     $         --      $    900,862      $         --      $    900,862
                                  ==================================================================

Segment loss                      $   (199,008)     $ (1,165,579)               --      $ (1,364,587)
Depreciation and amortization               --           (52,909)               --           (52,909)
Interest income                          2,682                43                --             2,725
Interest expense                       (41,733)          (26,630)               --           (68,363)
Provision for impairment                    --          (237,513)               --          (237,513)
Total assets                        12,854,556         1,116,780      $(13,495,323)          476,013

2000
----
Revenues:

   Sales                          $         --      $    104,483                 $      $    104,483
                                  ------------------------------------------------------------------
   Rental                                   --           380,943                --           380,943
   Engineering consultancy                  --           136,442                --           136,442
                                  ------------------------------------------------------------------
Total revenue                     $         --      $    621,868      $         --      $    621,868
                                  ==================================================================

Segment loss                      $   (149,852)     $   (952,507)     $         --      $ (1,102,359)
Depreciation and amortization               --           (66,927)               --           (66,927)
Interest income                          3,351               515                --             3,866
Interest expense                       (14,011)               --                --           (14,011)
Total assets                        12,078,431         1,555,243       (12,605,279)        1,028,395

1999
----
Revenues:
   Sales                          $         --      $    266,351      $         --      $    266,351
   Rental                                   --           342,257                --           342,257
                                  ------------------------------------------------------------------
Total revenue                     $         --      $    608,608      $         --      $    608,608
                                  ==================================================================

Segment loss                      $   (861,025)     $ (1,096,416)     $         --      $ (1,957,441)
Depreciation and amortization          (66,695)          (69,005)               --          (135,700)
Interest income                         17,543             3,035                --            20,578
Interest expense                       (50,545)               --                --           (50,545)
Total assets                        11,616,135         1,788,285       (12,069,513)        1,334,907

    ADJUSTMENTS AND ELIMINATIONS REPRESENT THE ELIMINATION, ON CONSOLIDATION,
                    OF INTRA-GROUP BALANCES AND INVESTMENTS

                           IONIC FUEL TECHNOLOGY, INC.

13. SEGMENT REPORTING (CONTINUED)

    Revenues analyzed geographically are as follows:


                                              2001             2000              1999
                                         ----------------------------------------------------
    United Kingdom                          $598,763          $551,526          $518,458
    Europe                                   302,099            70,342            90,150
                                         ----------------------------------------------------
                                            $900,862          $621,868          $608,608
                                         ====================================================


During the year ended June 30, 2001, the Company derived revenues of approximately $421,000, representing approximately 47% of total revenues, from a group of companies under common control in the United Kingdom and Europe.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 15, 2001

                                            IONIC FUEL TECHNOLOGY, INC.


                                            By: /s/ Anthony J.S. Garner
                                               ------------------------
                                               Anthony J.S. Garner