Form 10-K405/A
period 2001-06-10
IONIC FUEL TECHNOLOGY INC
filed 2001-10-22
CIK 925006

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

         As announced in Form 8-K filed August 13, 2001 since the Balance Sheet date the Company has completed the reorganization of its European operations. The Company's operations in Europe, formerly conducted by Ionic Fuel Technology, Ltd. which is currently in voluntary liquidation, are now conducted by Ionic Fuel Technology (Europe) Ltd. Ionic Fuel Technology (Europe), Ltd. has acquired of all the existing customer rental, service and maintenance contracts along with inventory, the copyright on the Company's application software, and computer software and hardware from the liquidator of Ionic Fuel
Technology, Ltd.

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

Typical performance results of the System reveal a reduction of fuel consumption ranging from 2.5% to 7%, a reduction in carbon dioxide ("CO2") emissions ranging from 2.5% to 7%, a reduction in carbon monoxide ("CO") emissions ranging from 6% to 80%, a reduction in oxides of nitrogen ("NOx") emissions ranging from 6% to 30% and a reduction in particulate emissions ranging from 6% to 40%. The exact performance of the System depends upon the customer's existing equipment and desired objectives; customers may achieve less favorable results or no improvement if their equipment requires repair or if fuel and air flows cannot be closely controlled. If NOx and CO emissions have been reduced by the use of other equipment, the System may be used to reduce CO2 emissions and fuel consumption. CO2 emission reduction correlates directly with the fuel savings which the IFT System provides.

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

Following the CVL, in August 2001 the Company announced a reorganization of its European operations to reduce costs commensurate with its ongoing activities. As part of the reorganization, the Company formed a new operating subsidiary (Ionic Fuel Technology (Europe) Limited ("IFT Europe")) based in England to conduct its European operations. This new corporation has reached an agreement with the liquidator of IFT Ltd. to purchase some of the assets and liabilities of IFT Ltd. together with the trade.

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

Item 6.  SELECTED FINANCIAL DATA

                        Year Ended      Year Ended      Year Ended      Year Ended      Year Ended
                      June 30, 1997   June 30, 1998   June 30, 1999   June 30, 2000   June 30, 2001
STATEMENT OF
OPERATIONS DATA:
Revenues              $    628,694    $    437,650    $    608,608    $    621,868    $    900,862

Cost of Revenues           723,327         692,952         897,388         805,115         998,946

Operating Expenses         882,524       1,106,406       1,638,694         907,225       1,121,629

Net Loss                (1,004,425)     (1,348,156)     (1,957,441)     (1,102,359)     (1,364,587)

Net Loss per
 share                $       (.19)   $       (.22)   $       (.26)   $       (.08)              $
                                                                                              (.06)

Weighted average
 number of               5,401,600       6,251,376       7,651,225      13,201,851
                                                                                        21,279,250
 common shares

Cash Dividend
 per common share     --              --              --              --              --
BALANCE SHEET:

Total Assets          $  1,549,619    $  2,427,717    $  1,334,907    $  1,028,395    $    476,013

Working Capital            434,686       1,323,540         465,717          (8,007)       (255,884)

Long-term
 liabilities               346,249         393,376         330,626         303,552         338,175

Total
 liabilities               705,062         701,111         951,562       1,198,643       1,003,550
Accumulated deficit     (9,903,667)    (11,251,823)    (13,209,264)    (14,311,623)    (15,676,210)
Cumulative
 translation
 adjustment               (143,199)       (133,579)       (167,838)       (147,284)       (168,827)
Stockholders'
 Equity (Deficit)          844,557       1,726,606         383,345        (170,248)
                                                                                          (527,537)

                           Quarter Ended        Quarter Ended        Quarter Ended      Quarter Ended
                      September 30, 2000    December 31, 2000       March 31, 2001      June 30, 2001
Revenues                      $ 215,909             $ 332,645            $ 237,559          $ 114,749

Gross Profit/(Loss)              (8,752)               95,002               44,663           (228,997)

Operating (Loss)               (248,726)             (199,946)            (279,967)          (491,074)

Net (Loss)                     (254,576)             (203,696)            (289,001)          (617,314)

Net (Loss) per Share

                              $    (.01)            $    (.01)           $    (.01)         $    (.03)

                                Quarter Ended         Quarter Ended       Quarter Ended       Quarter Ended
                           September 30, 1999     December 31, 1999      March 31, 2000       June 30, 2000
Revenues                             $123,872              $167,925            $217,235            $112,836

Gross Profit/(Loss)                   (72,085)               12,083             (18,723)           (104,522)





Operating (Loss)                     (332,375)             (199,223)           (239,014)           (319,860)

Net (Loss)                           (342,630)             (195,019)           (262,317)           (302,393)

Net (Loss) per Share

                                       $ (.03)               $ (.02)             $ (.02)             $ (.02)

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

         There was a gross loss of approximately $98,000 during the year ended June 30, 2001 compared to a loss of approximately $183,000 during the year ended June 30, 2000. The decreased gross loss related primarily to the increase in revenues as reduced by the expense of approximately $166,000 recognized on the write-off of inventory. The net realizable value of the Company's inventory was re-assessed in the light of the circumstances which led to the liquidation of IFT Ltd in August 2001. Costs of engineering services revenues increased to approximately $379,000 ($55,000 in the year to June 2000) whilst costs of IFT revenues decreased from approximately $750,000 for the year to June 2000 to $620,000 in the year ended June 30, 2001.

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

         Other income (expense) net was approximately $145,000 net expense during the year ended June 30, 2001 compared to expense of $12,000 during the year ended June 30, 2000. The increase of $133,000 is primarily due to provisions for fixed asset impairments of approximately $65,000, an increase in interest expense due to increased borrowing, the amortization of debt discount arising on debentures and the loss on disposal of equipment. The Company determined that impairment of its equipment and vehicles had occurred based on the market values of these assets and the future revenues expected to be derived by the Company in the light of the circumstances which led to the liquidation of IFT Ltd in August 2001.

         The level of trade accounts receivable decreased to approximately $159,000 as of June 30, 2001 from approximately $264,000 as of June 30, 2000. This decrease is primarily due to reduced revenues in the final quarter and accelerated collection of receivables.

         The level of accounts payable decreased to approximately $122,000 as of June 30, 2001 from approximately $266,000 as of June 30, 2000. This decrease is primarily due to reduced levels of trading activity in the final quarter.

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

         Since inception, the Company's funding requirements have been met through the initial public offering of equity securities totaling approximately $4.8 million, the private placement of equity securities totaling approximately $9 million, and revenue generated from operations. In July 2000, the Company sold 5,310,000 shares of common stock for net proceeds of $494,787, of which $294,787 had been received as of June 30, 2000 in the form of subscriptions. In November 2000, the Company sold 1,257,007 shares of common stock for net proceeds of $150,841. In May 2001, the company raised $660,000 through the issue of debentures.

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

         Net cash used in operations was approximately $1,000,000, $800,000 and $1.2 million for the years ended June 30, 2001, 2000, and 1999, respectively. The principal use of cash was to fund operating losses incurred by the company in developing the IFT system and sales, marketing and promotional activities. Working capital was approximately ($256,000), ($8000) and $466,000 at June 30, 2001, 2000, and 1999, respectively. Fluctuations in working capital have been primarily due to fluctuations in cash, accounts payable and other accruals.

         During the year ended June 30, 2001, Ionic Fuel Technology Limited secured cash funding of approximately $100,000 in the form of a bank loan. Following the voluntary liquidation of that company on August 31, 2001, the lender exercised its right to call for repayment of the outstanding loan balance at that date.

         Capital expenditures amounted to approximately $10,000, $16,000, and $134,000 during fiscal years 2001, 2000, and 1999, respectively. Capital expenditures were associated with the purchase of equipment used in manufacturing as well as expenditures incurred to produce rental equipment.

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

         Report of BDO Stoy Hayward, Independent Auditors

         Report of Ernst & Young LLP, Independent Auditors

         Consolidated Balance Sheets - June 30, 2001 and 2000

         Consolidated Statements of Operations - Years Ended
         June 30, 2001, 2000, and 1999

         Consolidated Statements of Stockholders' Deficit - Years Ended June 30, 2001, 2000, and 1999

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

Dated:  October 17, 2001

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

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

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




BDO Stoy Hayward
Chelmsford, United Kingdom

September 25, 2001

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

See notes 2, 3, 4, 5 and 10 for matters that are or may be significantly impacted by the liquidation of IFT Ltd.

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

Patents were carried at acquisition cost, less accumulated amortization provided on the straight-line basis over the estimated useful lives which originally ranged from five to fifteen years. Amortization expense (which included the write-offs of the patents) for these intangible assets amounted to $571,581 for the year ended June 30, 1999. Accumulated amortization amounted to $948,004 at June 30, 1999.

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

                           IONIC FUEL TECHNOLOGY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Sales are recognized upon shipment of the equipment and acceptance by the customer. Rental income under operating leases is recognized on a straight-line basis over the lease term. The equipment leased is owned by the Company and, accordingly, the Company bears all repairs and maintenance costs incurred. The lease term is generally five years with an option for renewal. Engineering consultancy revenues are recognized as services are performed.

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

4. EQUIPMENT AND VEHICLES

Equipment and vehicles are comprised of the following:


                                                      JUNE 30
                                               2001              2000
                                        ------------------------------------

Equipment                                  $ 312,721          $324,441
Vehicles                                      48,499            40,099
                                        ------------------------------------
                                             361,220           364,540
Accumulated depreciation                    (292,792)         (297,201)
                                        ------------------------------------
Provision for impairment                     (30,245)              --
                                        ------------------------------------
                                              38,183            67,339
                                        ------------------------------------

Equipment under capital lease                137,395           137,868
Accumulated depreciation                     (73,704)          (63,896)
                                        ------------------------------------
Provision for impairment                     (35,352)              --
                                        ------------------------------------
                                              28,339            73,972
                                        ------------------------------------
                                           $  66,522          $141,311
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

The fair value of the warrants issued of $660,000 has been recognized as a discount to the debt. This discount will be amortized over the life of the debt through interest expense. The Company has recognized interest expense of $18,333 arising from the amortization of the debt discount in the year ended June 30, 2001.

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

In November 2000, the Company issued 150,000 options to a financial public relations firm for services provided during the year. The options are exercisable at $0.20. These options are exercisable one year after the date of grant at a rate of 20% per annum, on a cumulative basis, and have a contractual life of ten years. For the year ended June 30, 2001, the Company has recognized compensation expense for the fair value of these options of $18,000. These options remain unexercised as of June 30, 2001.

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

In May 2001, the Company issued 6,600,000 warrants to shareholders subscribing for debenture notes. Each warrant entitles the holder to purchase one share of Common Stock. The exercise price of the warrants is $0.10 per share. The warrants are exercisable immediately and expire on May 31, 2005. The fair value of these warrants was recorded as a discount to the debt. The discount of $660,000 will be amortized through interest expense over the life of the debentures. Interest expense of $18,333 was recognized for the year ended June 30, 2001.

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

Segment Reporting of the Company are as follows:


                                                                       ADJUSTMENTS AND
                                    UNITED STATES       EUROPE           ELIMINATIONS        TOTAL
                                  -----------------------------------------------------------------------------
2001
----
Revenues:
   Sales                          $         --      $     45,853      $         --      $     45,853
   Rental                                   --           317,291                --           317,291
   Engineering consultancy                  --           537,718                --           537,718
                                  ------------------------------------------------------------------
Total revenue                     $         --      $    900,862      $         --      $    900,862
                                  ==================================================================

Segment loss                      $   (199,008)     $ (1,165,579)               --      $ (1,364,587)
Depreciation and amortization               --           (50,485)               --           (50,485)
Interest income                          2,682                43                --             2,725
Interest expense                       (41,733)          (26,630)               --           (68,363)
Provision for impairment                    --           (65,597)               --           (65,597)
Total assets                        12,854,556         1,116,780      $(13,495,323)          476,013

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