Form 10-Q
period 2001-09-30
IONIC FUEL TECHNOLOGY INC
filed 2001-11-19
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act
   of 1934 for the period ended September 30, 2001
                                ------------------

Commission file number  1-13234
                        -------

                              Ionic Fuel Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                06-1333140
---------------------------------------     ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

   300 Delaware Avenue, Suite 1704
         Wilmington, Delaware                              19801-1622
----------------------------------------    ------------------------------------
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

     Common Stock, $.01 Par Value - 22,518,796 shares outstanding as of September 30, 2001.

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX



PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements (Unaudited)

          Consolidated  balance  sheets  -  September 30, 2001 and June 30, 2001

          Consolidated statements of operations - Three months ended September 30, 2001 and 2000

          Consolidated statements of cash flows - Three months ended September 30, 2001 and 2000

          Notes  to  consolidated  financial  statements  -  September  30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


Signatures

                               PART I. FINANCIAL INFORMATION

                                IONIC FUEL TECHNOLOGY, INC.

                                CONSOLIDATED BALANCE SHEETS


                                                   SEPTEMBER 30,     JUNE 30,
                                                       2001            2001
                                                  ---------------  -------------
ASSETS                                              (UNAUDITED)      (AUDITED)
Current assets
  Cash and cash equivalents (Note 3)              $       53,913   $    204,979
  Trade accounts receivable                               44,251        158,881
  Inventory (Note 4)                                      27,529         26,829
  Prepaid expenses                                        25,275         18,802
                                                  ---------------  -------------
Total current assets                                     150,968        409,491

Equipment and vehicles, net of accumulated
  depreciation of $56,478 at September 30, 2001
    and $49,964 at June 30, 2001                          71,905         66,522
                                                  ---------------  -------------

TOTAL ASSETS                                      $      222,873   $    476,013
                                                  ===============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable                                $      124,866   $    122,249
  Accrued expenses                                        20,214        119,826
  Deferred income                                         21,376         27,494
  Bank overdraft                                               -        136,887
  Current portion of bank loan                                 -         95,409
  Provisions for warranties and returns                        -         90,076
  Accrued royalty, due to officer                         27,200         27,200
  Current portion of royalty agreement                    12,600         12,600
  Accrued salary, benefits and payroll taxes               1,057         23,103
  Current portion of capital lease obligations            19,840         10,531
                                                  ---------------  -------------
Total current liabilities                                227,153        665,375

Long-term liabilities
  Debentures (net of debt discount of $586,668)           73,332         18,333
  Long-term obligations less current portion              42,460         27,017
  Other long-term liabilities                            291,775        292,825
                                                  ---------------  -------------
Total long-term liabilities                              407,567        338,175

Stockholders' deficiency
  Common stock, $.01 par value:
    50,000,000 shares authorized; issued and
    outstanding 22,518,796 shares                        225,188        225,188
  Capital in excess of par value                      15,092,312     15,092,312
  Accumulated deficit                                (15,595,121)   (15,676,210)
  Accumulated other comprehensive income -
    cumulative translation adjustment                   (134,226)      (168,827)
                                                  ---------------  -------------
Total stockholders' deficit                             (411,847)      (527,537)
                                                  ---------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $      222,873   $    476,013
                                                  ===============  =============

SEE ACCOMPANYING NOTES

Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30
                                               2001          2000
                                           --------------------------
Revenues
  Engineering consulting                   $    13,885   $   118,703
  Sales                                              -        24,619
  Rental                                        55,508        72,587
                                           ------------  ------------
Total revenues                                  69,393       215,909

Cost of revenues
  Engineering consulting                         8,331        43,256
  Sales                                              -         5,257
  Rental                                        73,008       176,148
                                           ------------  ------------
Total cost of revenues                          81,339       224,661
                                           ------------  ------------
                                               (11,946)       (8,752)

Operating expenses
  General and administrative                   315,347       193,545
  Sales and marketing                           20,848        46,429
  Research and development                           -             -
                                           ------------  ------------
                                               336,195       239,974
                                           ------------  ------------
Operating loss                                (348,141)     (248,726)

Other income (expense)
  Interest income                                   50             -
  Interest expense                             (71,104)       (5,850)
                                           ------------  ------------
                                               (71,054)       (5,850)
                                           ------------  ------------

Loss before extraordinary item                (419,195)     (254,576)

Extraordinary gain on settlement of debt       500,282             -
                                           ------------  ------------

Net profit/(loss)                          $    81,087   $  (254,576)
                                           ============  ============

Loss per share before extraordinary item          (.02)         (.01)
                                           ------------  ------------

Extraordinary gain on settlement of debt           .02           .00
                                           ------------  ------------

Net profit/(loss) per share                        .00          (.01)
                                           ------------  ------------

Weighted average number of
   common shares                            22,518,796    18,516,463
                                           ============  ============

SEE ACCOMPANYING NOTES

                          IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                       2001            2000
                                                   -----------------------------

OPERATING ACTIVITIES
Net profit/(loss)                                  $     81,087   $    (254,576)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                          4,111          10,322
    Amortization of debentures                           54,999
    Extraordinary item                                 (500,282)              -
    (Increase) decrease in:
      Accounts receivable                               (70,046)        (25,030)
      Inventory                                            (700)          3,868
      Prepaid expenses                                  (28,787)        (12,541)
    Increase (decrease) in:
      Accounts payable and accrued expenses             353,569         (40,698)
                                                   -------------  --------------
Net cash used by operating activities                  (106,049)       (318,655)

INVESTING ACTIVITY
Acquisition of equipment                                      -          (1,378)

FINANCING ACTIVITIES
Principal payments on capital leases                     (8,415)         (2,411)
Principal payments under licensing agreement             (1,050)         (3,150)
Payment for extinguishment of debt                      (10,800)              -
Reduction in bank overdraft                             (11,908)       (143,512)
Proceeds from sale of stock                                   -         200,000
Proceeds from note payable, bank                              -         111,223
                                                   -------------  --------------
Net cash provided (used) by financing activities        (32,173)        162,150

Effects of exchange rate differences on cash            (12,844)         (9,534)
                                                   -------------  --------------

Decrease in cash and cash equivalents                  (151,066)       (167,417)
                                                   -------------  --------------
Cash and cash equivalents, beginning of period          204,979         231,202
                                                   -------------  --------------

Cash and cash equivalents, end of period           $     53,913   $      63,785
                                                   =============  ==============

Interest paid                                      $      2,869   $       5,850
                                                   =============  ==============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of vehicles with capital leases        $     26,227   $      27,544
                                                   =============  ==============

SEE ACCOMPANYING NOTES

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2001

1.   GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

     On August 31, 2001 the Company's UK subsidiary, Ionic Fuel Technology Limited ("IFT Ltd.") was placed into Creditors' Voluntary Liquidation ("CVL") pursuant to the United Kingdom Insolvency Act 1986 after it was determined that, in the absence of continued support from the Company, IFT Ltd. would not have sufficient liquid assets to allow it to continue in operations. As a result of the voluntary liquidation, the lender of IFT Ltd.'s bank loan gave notice of its right and intention to call for payment of the loan. No additional debt financing was currently available to the Company. A liquidator was appointed and has taken possession of the assets and liabilities of IFT Ltd. IFT Ltd. has terminated all contracts of employment.

     As a result of the placement into CVL, the appointed liquidator has the duty to sell or otherwise realize assets and liquidate or settle the liabilities of IFT Ltd. The assets and liabilities were therefore outside the control of the Company with effect from August 31, 2001.

     Following the CVL, in August 2001 the Company announced a reorganization of its European operations to reduce costs commensurate with its ongoing activities. As part of the reorganization, the Company formed a new operating subsidiary (Ionic Fuel Technology (Europe) Limited ("IFT Europe")) based in England to conduct its European operations. On September 24, 2001 this new corporation reached an agreement with the liquidator of IFT Ltd. to purchase some of the assets and liabilities of IFT Ltd. together with the trade for consideration of $10,800 cash and deferred payment of $18,000. The Company is currently carrying on the operations in Europe under IFT Europe.

     Following the repurchase of certain assets, liabilities and the trade by IFT Europe on September 24, 2001, the liquidator and creditors of IFT Ltd. have no further recourse to the Company in respect of the liquidation of IFT Ltd. except for the entitlement to deferred purchase consideration of $18,000. Consequently the net liabilities remaining in the liquidation have ceased to be recognised in these financial statements as liabilities of the Company.

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2001
(Continued)


2.   BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

3.   CASH  EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

4.   INVENTORY

     Inventory  is  comprised  of  the  following:

                               SEPTEMBER 30      JUNE 30
                                   2001            2001
                               -------------  -------------

     Material and supplies     $           -  $    117,786
     Finished goods                   27,529       178,824
     Provision for impairment              -      (269,781)
                               -------------  -------------
                               $      27,529  $     26,829
                               =============  =============

     Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2001
(Continued)


5.   COMPREHENSIVE  INCOME

     The Company's comprehensive income is as follows:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30
                                                   2001           2001
                                               ----------------------------

     Net (loss)/profit                         $     81,087   $   (254,576)
     Foreign currency translation adjustment         34,601         (8,654)
                                               -------------  -------------

     Total comprehensive income/(loss)         $    115,688   $   (263,230)
                                               =============  =============


6.   EARNINGS  PER  SHARE

                                                 THREE  MONTHS  ENDED
                                                      SEPTEMBER 30
                                                 2001              2000
                                            ---------------  -----------------

Net loss before extraordinary item          $     (419,195)  $       (254,576)

Net profit/(loss) after extraordinary item  $       81,087   $       (254,576)


Average common shares outstanding               22,518,796         18,516,463
                                            ---------------  -----------------


Net (loss)/profit per common share          $          .00   $           (.01)
                                            ===============  =================


     At September 30, 2001 the total number of options outstanding was 795,500. No share options have been included in the calculation of earnings per share as their effect is anti-dilutive.

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2001
(Continued)


7.   SEGMENT  REPORTING

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1998, which changes the way the Company reports information about its operating segments. All prior year's information has been restated to confirm with the current year's presentation.

     The Company has two segments, determined geographically and is made up of the operations of the United States and Europe. The European segment makes up the majority of the Company's operations, as it is engaged in the design and assembly of its patented IFT system.

Segment reporting of the Company is as follows:


                                        UNITED STATES     EUROPE      TOTAL
                                       --------------------------------------

Three months ended September 30, 2001
-------------------------------------
Revenues
   Sales                               $            -   $       -   $       -
   Rentals                                          -      55,508      55,508
   Engineering services                             -      13,885      13,885
                                       ---------------  ----------  ----------
   Total Revenue                                    -      69,393      69,393

   Segment loss                        $     (104,716)  $ 185,803   $  81,807
                                       ---------------  ----------  ----------

   Three months ended September 30, 2000
   -------------------------------------
   Revenues
       Sales                           $            -   $  24,619   $  24,619
       Rentals                                      -      72,587      72,587
       Engineering services                         -     118,702     118,702
                                       ---------------  ----------  ----------
Total Revenue                                             215,908     215,908

Segment loss                           $      (70,693)  $(183,883)  $(254,576)
                                       ---------------  ----------  ----------

                           IONIC FUEL TECHNOLOGY, INC.


Notes to Consolidated Financial Statements
(Unaudited)
September 30, 2001
(Continued)

8.   EXTRAORDINARY  PROFIT  ON  LIQUIDATION  OF  SUBSIDIARY

The Company recognized an extraordinary profit of $500,828 following the liquidation of IFT Ltd. As detailed in Note 1, this gain results from the extinguishment of debt for less than the face amount.

The only funds received by the liquidator, except for the the realization of trade receivables, were the funds from the Company for the purchase of the assets. The assets purchased were previously written down to their net realizable value, which approximated the subsequent repurchase value, during the year ended June 30, 2001. Therefore, the financial statements reflect this transaction as if the funds paid by the Company were for the extinguishment of the debt.

The gain on the extinguishment is calculated as follows:

      Consideration for extinguishment of debt                 $ (28,800)
      Reduction in trade accounts receivable                    (184,676)
      Reduction in prepaid expenses                              (98,517)
      Extinguishment of accounts payable                         115,408
      Extinguishment of accrued expenses                         370,520
      Extinguishment of bank overdraft                           135,779
      Extinguishment of bank loans                                96,690
      Extinguishment of provisions for warranties and returns     91,285
      Extinguishment of capital lease obligations                  2,593
                                                               ----------

      Extraordinary gain on extinguishment of debt             $ 500,282
                                                               ----------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During  the  period  the  Company  successfully completed the formation of a new
operating  subsidiary,  Ionic  Fuel  Technology  (Europe)  Limited.   The  new
subsidiary was successful in securing the purchase of the stock, certain assets and contracts of Ionic Fuel Technology Limited in liquidation from its liquidator. It commenced trading in September 2001. All customers of IFT products who had dealt with the previous Company have been secured by IFT Europe and all existing rental and maintenance contracts have been honoured. Trading results for this period reflect the results for both Ionic Fuel Technology Limited in liquidation and establishing the new operating subsidiary, Ionic Fuel Technology (Europe) Limited, incurring extraordinary costs of approximately $25,000. There is a further liability to complete the purchase of stock, certain assets and contracts from Ionic Fuel Technology Limited in Liquidation of approximately $18,000 payable from January 2002 through to August 2002.

Three Months Ended September 30, 2001 and September 30, 2000

     Total revenues decreased to approximately $69,000 during the three month period ended September 30, 2001 from approximately $216,000 for the three month period ended September 30, 2000.

     The decrease of approximately $147,000 in revenues related principally to the cessation of engineering consulting services and the dislocation to the selling of IFT units which the liquidation of IFT Ltd. caused.

     Gross profit decreased to a loss of approximately $(12,000) during the three months ended September 30, 2001 (loss of $9,000 in 2000) due to the fall in contribution to gross margins from engineering consulting services and the lack of sales of IFT units.

     General and administrative expenses increased to approximately $315,000 during the three month period ended September 30, 2001 from approximately
$194,000  for  the  three  month  period  ended  September  30,  2000.

     The increase of approximately $122,000 in general and administrative expenses reflects the additional costs associated with the redundancy of the staff of Ionic Fuel Technology Limited, and a reduction in overhead costs following the liquidation of IFT Ltd. As a result of the liquidation, the redundancies have no cash effect to the Company.

     Sales and marketing expenses decreased to approximately $21,000 during the three month period ended September 30, 2001 from approximately $46,000 for the three month period ended September 30, 2000. The decrease of approximately $25,000 was due to savings in salary and promotional costs for the period.

     Other expense (net) increased to approximately $71,000 during the three months ended September 30, 2001 from approximately $6,000 during the same period in 2000, due to the interest payable on debentures, and the amortization of debt discount.

     The extraordinary item of approximately $500,000 represents the profit recognized by the Company on the settlement of the net debts of IFT Ltd. on liquidation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Net cash used by operations was approximately $117,000 for the three months ended September 30, 2001 and approximately $319,000 for the three months ended September 30, 2000. Cash was utilized in all departments, i.e. sales, marketing, and administration in the United Kingdom and Europe and includes the cost of re-organization and the purchase of stock, certain assets and contracts of Ionic Fuel Technology Limited in liquidation from the Liquidator. Working capital was approximately $(76,000) at September 30, 2001 and approximately $256,000 at June 30, 2001. Working capital has been utilized to fund operations.

CURRENCY FLUCTUATION

     Currency fluctuations were insignificant to the Company's operations for the three months ended September 30, 2001 and 2000. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, principally Euros. Changes in the exchange rates of currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

     However, the principal revenues are generated in sterling which for the 3 months ended September 30, 2001 have been translated to dollars at a rate of $1.43/ 1. For the same period last year the conversion rate was $1.5/ 1. The fluctuation in the exchange rate should be considered when comparing the revenue for each period.

INFLATION

     Inflation has not had a significant impact on the results of the Company's operations for the three months ended September 30, 2001 and 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Ionic Fuel Technology, Inc.
                                    --------------------------------------------
                                                    (Registrant)



Date:  November 16, 2001            /s/ Anthony J.S. Garner
       -----------------            --------------------------------------------
                                    Name:  Anthony J.S. Garner
                                    Title: President and Chief Executive Officer

PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings (Not applicable)

Item 2.  Changes in Securities (Not applicable)

Item 3.  Defaults upon Senior Securities (Not applicable)

Item 4.  Submission of Matters to a Vote of Security Holders
         (Not applicable)

Item 5.  Other information (Not applicable)

Item 6.  Exhibits and Reports on Form 8-K

         (a) The Company filed two reports on Form 8-K during the three months ended September 30, 2001. On August 13th the Company reported the reorganization of its European operations and on September 28th the Company reported the completion of the reorganization of its European operations.

          (b)  The  following  exhibits  are  included  herein:

               (1)  Statement  re:  computation  of  earnings  per  share