Form 10-Q
period 2001-12-31
IONIC FUEL TECHNOLOGY INC
filed 2002-02-19
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    FORM 10-Q

                                   (MARK ONE)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended December 31, 2001
                                               -----------------

                                       or

[ ]  Transition  Report  Pursuant  to  Section  13  or 15 (d) of the Securities
     Exchange Act of 1934 for the Transition Period From           to
                                                         ---------    ---------

Commission  file  number  1-13234
                          -------

                          Ionic Fuel Technology, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      06-1333140
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

300 Delaware Avenue, Suite 1704
     Wilmington, Delaware                                19801-1622
----------------------------------------               -------------
(Address of principal executive offices)                 (Zip Code)


                                 (302) 427-5957
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
     Yes       No
         ---      ---

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practical date

     Common Stock, $.01 Par Value - 22,518,796 shares outstanding as of December 31, 2001.

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX



PART  I.  FINANCIAL  INFORMATION



Item  1.  Financial  Statements  (Unaudited)

     Consolidated  balance  sheets  -  December  31,  2001  and  June  30,  2001

     Consolidated statements of operations - Three months ended December 31, 2001 and 2000; six months ended December 31, 2001 and 2000.

     Consolidated statements of cash flows - Six months ended December 31, 2001 and 2000.

     Notes  to  consolidated  financial  statements  -  December  31,  2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  upon  Senior  Securities

Item  4.  Submission of Matters to a Vote of Security Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K


Signatures

                                 PART I. FINANCIAL INFORMATION
                                  IONIC FUEL TECHNOLOGY, INC.

                                  CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31      JUNE 30
                                                                      2000           2001
                                                                  -------------  -------------
ASSETS                                                             (UNAUDITED)     (AUDITED)
Current assets
  Cash and cash equivalents (Note 3)                              $     54,620   $    204,979
  Trade accounts receivable                                             59,874        158,881
  Inventory (Note 4)                                                    27,642         26,829
  Prepaid expenses                                                      26,661         18,802
                                                                  -------------  -------------
Total current assets                                                   168,797        409,491

Equipment and vehicles, net of accumulated
  depreciation of $54,966 at December 31, 2001
    and $49,964 at June 30, 2001                                        64,584         66,522
                                                                  -------------  -------------

TOTAL ASSETS                                                      $    233,381   $    476,013
                                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Bank overdraft                                                  $          -   $    136,887
  Current portion of long term debt                                          -         95,409
  Accounts payable                                                     162,310        122,249
  Accrued expenses                                                      39,540        119,826
  Deferred income                                                       37,249         27,494
  Provisions for warranties and returns                                      -         90,076
  Provision for refurbishment and inventory                              2,174              -
  Accrued royalty                                                       27,200         27,200
  Current portion of royalty agreement                                  12,600         12,600
  Accrued salary, benefits and payroll taxes                            32,752         23,103
  Current portion of capital lease obligations                          16,945         10,531
                                                                  -------------  -------------
Total current liabilities                                              330,770        665,375

Long-term liabilities
  Debentures (net of debt discount of $628,891)                        131,109         18,333
  Long-term obligations, less current portion                           38,476         27,017
  Long term royalty agreement obligations, less current portion        288,625        292,825
                                                                  -------------  -------------
Total long-term liabilities                                            458,210        338,175

Stockholders' equity
Common stock, $.01 par value:
  50,000,000 shares authorized; issued and
  outstanding 22,518,796 shares at December 31, 2001
  and at June 30, 2001                                                 225,188        225,188
Capital in excess of par value                                      15,192,312     15,092,312
Accumulated deficit                                                (15,837,344)   (15,676,210)
Accumulated other comprehensive income -
cumulative translation adjustment                                     (135,755)      (168,827)
                                                                  -------------  -------------
Total stockholders' deficit                                           (555,599)      (527,537)
                                                                  -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    233,381   $    476,013
                                                                  =============  =============

SEE ACCOMPANYING NOTES
   Note: The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                   IONIC FUEL TECHNOLOGY, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (UNAUDITED)



                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                         DECEMBER 31                 DECEMBER 31
                                     2001          2000          2001          2000
                                 ------------  ------------  ------------  ------------
Revenues
  Sales                          $     2,696   $    12,276   $     2,697   $    36,895
  Rentals                             78,370        88,526       133,997       161,113
  Engineering consulting                   -       231,843        13,885       350,546
                                 ------------  ------------  ------------  ------------
Total revenues                        81,066       332,645       150,579       548,554

Cost of revenues
  Sales                                    -         1,989             -         7,246
  Rentals                             73,953        80,383       147,103       256,530
  Engineering                              -       155,271         8,331       198,528
                                 ------------  ------------  ------------  ------------
Total cost of revenues                73,953       237,644       155,434       462,304
                                 ------------  ------------  ------------  ------------
                                       7,113        95,002        (4,855)       86,250

Operating expenses
  General and administrative         129,180       168,342       445,406       361,887
  Sales and marketing                 46,281       126,606        67,148       173,035
                                 ------------  ------------  ------------  ------------
                                     175,461       294,948       512,554       534,922
                                 ------------  ------------  ------------  ------------
Operating (loss)                    (168,348)     (199,946)     (517,409)     (448,672)

Other income (expense)
  Interest income                        151         2,100           202         2,100
  Interest (expense) adjustment      (74,027)       (5,850)     (144,212)      (11,700)
                                 ------------  ------------  ------------  ------------
                                     (73,876)       (3,750)     (144,010)       (9,600)
                                 ------------  ------------  ------------  ------------

Loss before extraordinary           (242,224)     (203,696)     (661,419)     (458,272)
Item                             ------------  ------------  ------------  ------------

Extraordinary gain on                      -             -       500,282             -
Settlement of debt               ------------  ------------  ------------  ------------

Net (loss)                       $  (242,224)  $  (203,696)  $  (161,137)  $  (458,272)
                                 ============  ============  ============  ============

Loss per share before
Extraordinary item                     (0.01)        (0.01)        (0.03)        (0.02)
                                 ------------  ------------  ------------  ------------

Extraordinary gain on
Settlement of debt                      0.00          0.00          0.02          0.00
                                 ------------  ------------  ------------  ------------

Net loss per share                     (0.01)        (0.01)        (0.01)        (0.02)
                                 ------------  ------------  ------------  ------------

Weighted average number
  of common shares                22,518,796    21,261,789    22,518,796    19,889,126
                                 ============  ============  ============  ============

See  accompanying  notes

                          IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                         Six  Months  Ended
                                                            December 31
                                                        2001            2000
                                                   ---------------  -------------
Operating activities
Net (loss)                                         $     (161,137)  $   (458,272)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                            8,112         25,176
    Extraordinary item                                   (500,282)             -
    Amortization of debentures                            112,776              -
    Loss on disposal of vehicle                                 -         11,967
    (Increase) decrease in:
    Accounts receivable                                   (85,669)      (132,586)
    Inventory                                                (983)         5,232
    Prepaid expenses                                      (30,173)       (18,213)
Increase in:
      Accounts payable and accrued expenses               451,774         87,014
                                                   ---------------  -------------
Net cash used by operating activities                    (205,582)      (479,682)

Investing activities
Acquisition of equipment                                   (1,649)       (10,740)
                                                   ---------------  -------------
Cash used by investing activities                          (1,649)       (10,740)

Financing activities
Reduction of bank overdraft                                (1,108)      (118,661)
Principal payments on capital leases                       (8,615)        (6,029)
Principal payments under licensing agreement               (4,200)        (6,300)
Payment for extinguishments of debt                       (10,800)             -
Proceeds from long term debt                                    -        112,028
Proceeds from capital leases                                    -              -
Proceeds from issuance of debentures                      100,000              -
Proceeds from sale of stock                                     -        349,841
                                                   ---------------  -------------
Net cash provided (used) by financing activities           75,277        330,879

Effects of exchange rate differences on cash              (18,405)           955
                                                   ---------------  -------------

Decrease in cash and cash equivalents                    (150,359)      (158,588)
Cash and cash equivalents, beginning of period            204,979        231,202
                                                   ---------------  -------------

Cash and cash equivalents, end of period           $       54,620   $     72,614
                                                   ===============  =============

Interest paid                                      $        7,800   $      8,101
                                                   ===============  =============

Noncash financing activity:
Acquisition of vehicles with capital leases        $       26,334   $     51,706
                                                   ===============  =============

   Stock subscriptions receivable                  $            -   $      1,000
                                                   ===============  =============

See  accompanying  notes

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2001

1.   GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Ionic Fuel Technology, Inc. ("Company") has incurred recurring operating losses, and its operations have not produced positive cash flow. As such, this condition raises substantial doubt about the Company's ability to continue as a going concern.

     On August 31, 2001 the Company's UK subsidiary, Ionic Fuel Technology Limited ("IFT Ltd.") was placed into Creditors' Voluntary Liquidation ("CVL") pursuant to the United Kingdom Insolvency Act 1986 after it was determined that, in the absence of continued support from the Company, IFT Ltd would not have sufficient liquid assets to allow it to continue in operations. As a result of the voluntary liquidation, the lender of IFT Ltd's bank loan gave notice of its right and intention to call for payment of the loan. No additional debt financing was currently available to the Company. A liquidator was appointed and has taken possession of the assets and liabilities of IFT Ltd. IFT Ltd has terminated all contracts of employment.

     As a result of the placement into CVL, the appointed liquidator has the duty to sell or otherwise realize assets and liquidate or settle the liabilities of IFT Ltd. The assets and liabilities were therefore outside the control of the Company with effect from August 31, 2001.

     Following the CVL, in August 2001 the Company announced a reorganization of its European operations to reduce costs commensurate with its ongoing activities. As part of the reorganization, the Company formed a new operating subsidiary (Ionic Fuel Technology (Europe) Limited, ("IFT Europe")) based in England to conduct its European operations. On September 24, 2001 this new corporation reached an agreement with the liquidator of IFT Ltd to purchase some of the assets and liabilities of IFT Ltd together with the trade for consideration of $10,800 cash and deferred payment of $18,000. The Company is currently carrying on the operations in Europe under IFT Europe.

     Following the repurchase of certain assets, liabilities and the trade by IFT Europe on September 24, 2001 the liquidator and creditors of IFT Ltd have no further recourse to the Company in respect of the liquidation of IFT Ltd except for the entitlement to deferred purchase consideration of $18,000. Consequently the net liabilities remaining in the liquidation have ceased to be recognized in these financial statements as liabilities of the Company.

     During the past period, the principal use of the Company's cash has been to fund its operating losses and to secure its customers and contracts. The Company has been utilizing approximately $34,000 per month to fund operations.

     In November 2001, the Company issued $100,000 in 6% senior debentures. The debentures were issued at par and have warrants attached entitling the holder to 10 times the value of debentures issued in common shares at an exercise price of $0.10 per share. The warrants were issued for the nominal amount of $1 per investor.

     The fair value of the warrants issued exceeded the debenture price, therefore the full proceeds of $100,000 from the sale of debentures has been recognized as Additional Paid-In Capital, and a debt discount will be amortized over the life of the debt through interest expense. The Company has recognized interest expense of $2777 arising from the amortization of this debt discount in the three months ended December 31, 2001.

     Interest on the debentures accumulates at 6% from the date of issue on the unpaid principal balance. There are no fixed dates of repayment of interest. The debentures mature in November 2004.

     Under the terms of the subscription agreement, the holder can accelerate the maturity date to use the outstanding principal and accumulated interest to exercise the attached warrants. The Company may repay the debentures prior to the maturity date, subject to 60 days notice.

     The Company is presently attempting to raise additional capital to fund operations. If additional capital is not secured within the next few months, it will be necessary to substantially curtail or cease operations.

2.   BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

3.   CASH  EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

4.   INVENTORY

     Inventory  is  comprised  of  the  following:

                                    DECEMBER 31    JUNE 30
                                        2001         2001
                                    ------------  ----------
     Material and supplies          $          -  $ 117,786
     Finished goods                       27,642    178,824
     Provision for impairment                  -   (269,781)
                                    ------------  ----------
                                    $     27,642    $26,829
                                    ============  ==========

Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

                           IONIC FUEL TECHNOLOGY, INC.

Notes to Consolidated Financial Statements
(Unaudited)
December 31, 2001
(Continued)


5.   Comprehensive  Income

     The  Company's  comprehensive  income  is  as  follows:

                                                     Three Months Ended           Six Months Ended,
                                                          December 31                December 31
                                                      2001          2000          2001          2000
                                                  ------------  ------------  ------------  ------------
     Net loss                                     $  (242,224)  $  (203,696)  $  (161,137)  $  (458,272)

     Foreign currency translation
       adjustment                                      (1,529)         (924)       33,072        (9,578)
                                                  ------------  ------------  ------------  ------------

     Total comprehensive loss                     $  (243,753)  $  (204,620)  $  (128,065)  $  (467,850)
                                                  ============  ============  ============  ============



6.   Earnings per share

     Net (loss) before extraordinary item         $  (242,223)  $  (203,696)  $  (661,529)  $  (458,272)
                                                  ============  ============  ============  ============

     Net (loss) after                             $  (242,223)  $  (203,696)  $  (161,045)  $  (458,272)
                                                  ============  ============  ============  ============
     Extraordinary item

     Weighted average number
     of common shares                              22,518,796    21,261,789    22,518,796    19,889,126
                                                  ============  ============  ============  ============

     Net (loss)per common share                   $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)
                                                  ------------  ------------  ------------  ------------

At December 31, 2001 the total number of options outstanding was 795,500. No share options have been included in the calculation of earnings per share as their effect is anti-dilutive.


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

In the following table, adjustments and eliminations represent the elimination, on consolidation, of intra-group balances and investments.

                          IONIC FUEL TECHNOLOGY, INC.

7.   SEGMENT  REPORTING  (CONTINUED)
Segment Reporting of the Company is as follows:

                                                                ADJUSTMENTS
                                       UNITED                       AND
                                       STATES       EUROPE      ELIMINATIONS     TOTAL
                                    ------------  -----------  --------------  ----------

THREE MONTHS ENDED DECEMBER 31,
-------------------------------
  2001
  ----
Revenues:
  Sales                             $         -   $    2,697   $           -   $   2,697
  Rental                                      -       78,370               -      78,370
  Engineering services                        -            -               -           -
                                    ------------  -----------  --------------  ----------
Total revenue                       $         -   $   81,066   $           -   $  81,066
                                    ============  ===========  ==============  ==========

Segment loss                        $  (121,409)  $ (120,816)              -   $(242,224)
Depreciation and amortization                 -       (6,631)              -      (6,631)
Interest income                               -          151               -         151
Interest expense                        (74,027)           -               -     (74,027)
Total assets                         12,883,639      198,507     (12,848,765)    233,381

                                                                           -

THREE MONTHS ENDED DECEMBER 31,
-------------------------------
  2000
  ----
Revenues:
  Sales                             $         -   $   12,276   $           -   $  12,276
  Rental                                      -       88,526               -      88,526
  Engineering consultancy                     -      231,843               -     231,843
                                    ------------  -----------  --------------  ----------
Total revenue                       $         -   $  332,645   $           -   $ 332,645
                                    ============  ===========  ==============  ==========

Segment loss                        $   (45,201)  $ (158,495)              -   $(203,696)
Depreciation and amortization                 -      (12,934)              -     (12,934)
Interest income                           2,090           10               -       2,100
Interest expense                         (5,850)           -               -      (5,850)
Total assets                         12,300,429    1,630,952     (13,004,209)    927,172



SIX MONTHS ENDED DECEMBER 31, 2001
----------------------------------
Revenues:
  Sales                             $         -   $    2,697   $           -   $   2,697
  Rental                                      -      133,997               -     133,997
  Engineering consultancy                     -       13,885               -      13,885
                                    ------------  -----------  --------------  ----------
Total revenue                       $         -   $  150,579   $           -   $ 150,579
                                    ============  ===========  ==============  ==========

Segment loss/profit                 $  (244,457)  $   83,320               -   $(161,137)
Depreciation and amortization                 -        9,934               -       9,934
Interest income                               -          202               -         202
Interest expense                       (144,212)           -               -    (144,212)
Total assets                         12,883,639      198,507     (12,848,765)    233,381


SIX MONTHS ENDED DECEMBER 31, 2000
----------------------------------
Revenues:
  Sales                             $         -   $   36,895   $           -   $  36,895
  Rental                                      -      161,113               -     161,113
  Engineering consultancy                     -      350,546               -     350,546
                                    ------------  -----------  --------------  ----------
Total revenue                       $         -   $  548,554   $           -   $ 548,554
                                    ============  ===========  ==============  ==========

Segment loss                        $  (115,894)  $ (342,378)              -   $(458,272)
Depreciation and amortization                 -      (20,841)              -     (20,841)
Interest income                           2,090           10               -       2,100
Interest expense                        (11,700)           -               -      11,700)
Total assets                         12,300,429    1,630,952     (13,004,209)    927,172

                           IONIC FUEL TECHNOLOGY, INC.



Notes to Consolidated Financial Statements
(Unaudited)
December  31,  2001
(Continued)


8.   EXTRAORDINARY  PROFIT  ON  LIQUIDATION  OF  SUBSIDIARY

During the quarter ended September 30, 2001, the Company recognized an extraordinary profit of $500,828 following the liquidation of IFT Ltd. As detailed in Note 1, this gain results from the extinguishments of debt for less than the face amount.

The only funds received by the liquidator, except for the realization of trade receivables, were the funds from the Company for the purchase of the assets. The assets purchased were previously written down to their net realizable value, which approximated the subsequent repurchase value, during the year ended June 31, 2001. Therefore, the financial statements reflect this transaction as if the funds paid by the Company were for the extinguishment of the debt.

The gain on the extinguishments is calculated as follows:

     Consideration for extinguishment of debt                 $ (28,800)
     Reduction in trade account receivable                     (184,676)
     Reduction in prepaid expenses                              (98,517)
     Extinguishment of accounts payable                         115,408
     Extinguishment of accrued expenses                         370,520
     Extinguishment of bank overdraft                           135,779
     Extinguishment of bank loans                                96,690
     Extinguishment of provisions for warranties and returns     91,285
     Extinguishment of capital lease obligations                  2,593
                                                              ----------

     Extraordinary gain on extinguishments of debt            $ 500,282
                                                              ----------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

During the six month period to December 31, 2001 the Company successfully completed the formation of a new operating subsidiary, Ionic Fuel Technology (Europe) Limited. The new subsidiary was successful in securing the purchase of the stock, certain assets and contracts of Ionic Fuel Technology Limited in liquidation from its liquidator. It commenced trading in September 2001. All customers of IFT products who had dealt with the previous Company have been secured by IFT Europe and all existing rental and maintenance contracts have been honoured. Trading results for this period reflect the results for both Ionic Fuel Technology Limited in liquidation and establishing the new operating subsidiary, Ionic Fuel Technology (Europe) Limited, incurring extraordinary costs of approximately $25,000. There is a further liability to complete the purchase of stock, certain assets and contracts from Ionic Fuel Technology Limited in liquidation of approximately $18,000 payable from January 2002 through to August 2002.

Six Months Ended December 31, 2001 and December 31, 2000

     Total revenues decreased to approximately $151,000 during the six month period ended December 31, 2001 from approximately $549,000 for the six month period ended December 31, 2000.

     The decrease of approximately $398,000 in revenues related primarily to the cessation of engineering services and a shortfall of approximately $34,000 in sales of IFT units.

     Gross loss increased from a profit of approximately $86,000 during the six months ended December 31, 2000 to a loss of approximately $5,000 during the six months ended December 31, 2001 due to the decline in revenues.

     General and administrative expenses increased to approximately $445,000 during the six months ended December 31, 2001 from approximately $361,000 during the six months ended December 31, 2000.

     The increase of approximately $84,000 in general and administrative expenses relates principally to the cost of redundancy and liquidation of Ionic Fuel Technology Limited. The increase principally relates to the period prior to the group reorganization and accordingly has no cash effect to the Company.

     Sales and marketing expenses decreased to approximately $67,000 during the six month period ended December 31, 2001 from approximately $173,000 for the six month period ended December 31, 2000. This decrease of approximately $106,000 is due to the reduction in staff levels and traveling costs in Europe.

     Interest expense increased to approximately $144,000 in the six month period ended December 31, 2001 from approximately $12,000 for the same period in the previous year. This increase is due to accrued interest and the amortization of debt discount due to the debentures issued in May 2001 and the new subscription in November 2001.

     The extraordinary item of approximately $500,000 represents the profit recognized by the Company on the settlement of the net debts of IFT Ltd on liquidation.

Three  Months  Ended  December  31,  2001  and  December  31,  2000

     Total revenues decreased to approximately $81,000 during the three month period ended December 31, 2001 from approximately $333,000 for the three month period ended December 31, 2000. The decrease of approximately $252,000 in revenues is primarily due to the cessation of engineering consulting services.

     Gross profit decreased to a profit of approximately $7,000 during the three months ended December 31, 2001 (profit of approximately $95,000 in 2000) due to decreased sales of engineering services.

     General and administrative expenses decreased to approximately $129,000 during the three months ended December 31, 2001 from approximately $168,000 during the three months ended December 31, 2000.

     The decrease of approximately $39,000 in general and administrative related to decreases in office costs and savings on property expenses.

     Sales and marketing expenses fell to approximately $46,000 for the three months ended December 31, 2001 from approximately $127,000 for the three months ended December 31,2000. This decrease of $81,000 relates to the decrease in cost associated with promoting engineering services and the reduction in staff numbers in Europe.

     Interest expense increased by $68,000 to approximately $74,000 in the three months ended December 31, 2001. This is due to the accrued interest and debt discount amortization on the two debentures issued in May and November 2001.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Net cash used by operations was approximately $206,000 for the six months ended December 31, 2001 and approximately $480,000 for the six months ended December 31, 2000. Cash was utilized in all departments, i.e. sales, marketing and administration in the United Kingdom and Europe. Working capital was approximately $(162,000) at December 31, 2001 and approximately $(256,000) at June 30, 2001. Working capital has been utilized primarily to fund operations.

     In November 2001, the Company issued a second 6% debenture. As a result, the Company raised approximately $100,000. The Company is presently attempting to raise additional capital to fund operations. If additional capital is not raised within the next three months, it will be necessary to substantially curtail or cease operations.

CURRENCY  FLUCTUATION

     Currency fluctuations were insignificant to the Company's operations for the six months ended December 31, 2001 and 2000. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, most commonly the Euro. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

     However, the principal revenues are generated in sterling which for the 6 months ended December 31, 2001 have been translated to dollars at a rate of $1.44/ 1. For the same period last year the conversion rate was $1.5/ 1. The fluctuation in the exchange rate should be considered when comparing the revenue for each period.

INFLATION

     Inflation has not had a significant impact on the results of the Company's operations for the six months ended December 31, 2001 and 2000.

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

Item  5.  Other  information  (Not  applicable)

Item  6.  Exhibits  and  Reports  on  Form  8-K


The  following  exhibits  are  included  herein:

(1)  Statement  re:  computation  of  earnings  per  share

The Company did not file any reports on Form 8-k during the six months ended December 31, 2001.

                                                                                 EXHIBIT I


                           IONIC FUEL TECHNOLOGY, INC.

                    COMPUTATION OF NET LOSS PER COMMON SHARE



                                       Three Months Ended            Six Months Ended
                                           December 31                  December 31
                                        2001          2000          2001          2000
                                    ------------  ------------  ------------  ------------
Net loss before extraordinary item  $  (242,224)  $  (203,696)  $  (661,419)  $  (458,272)

Net loss after extraordinary item   $  (242,224)  $  (203,696)  $  (161,137)  $  (458,272)
Average common shares
  outstanding                        22,518,796    21,261,789    22,518,796    19,889,126
                                    ------------  ------------  ------------  ------------

Net loss per common share
Before extraordinary item           $     (0.01)  $     (0.01)  $     (0.03)  $     (0.02)
                                    ============  ============  ============  ============

Net loss per common share
After extraordinary item            $     (0.01)  $     (0.01)  $     (0.01)  $     (0.02)
                                    ============  ============  ============  ============

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Ionic Fuel Technology, Inc.
                                          -----------------------------
                                                   (Registrant)



Date:  February 11, 2002                   /s/  Anthony J. S. Garner
       -------------------                ----------------------------
                                            Chief Executive Officer