Form 10-Q
period 2002-03-31
IONIC FUEL TECHNOLOGY INC
filed 2002-05-20
CIK 925006

United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    FORM 10-Q

                                   (MARK ONE)


[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the period ended March 31, 2002
                                               --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From _________ to _________

Commission  file  number  1-13234
                          -------

                              Ionic  Fuel  Technology,  Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    06-1333140
   ------------------------------            ----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

       300 Delaware Avenue, Suite 1704
            Wilmington,  Delaware                           19801-1622
   ----------------------------------------              ----------------
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

     Common Stock, $.01 Par Value - 22,518,796 shares outstanding as of March 31, 2002.

                           IONIC FUEL TECHNOLOGY, INC.

                                      INDEX



PART  I.  FINANCIAL  INFORMATION



Item  1.  Financial  Statements  (Unaudited)

     Consolidated balance sheets - March 31, 2002 and June 30, 2001

     Consolidated statements of operations - Three months ended March 31, 2002 and 2001; nine months ended March 31, 2002 and 2001.

     Consolidated statements of cash flows - Nine months ended March 31, 2002 and 2001.

     Notes to consolidated financial statements - March 31, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3.  Quantitative  and  Qualitative  Market  Risk  Disclosures



PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

Item  2.  Changes  in  Securities

Item  3.  Defaults  upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Reports  on  Form  8-K


Signatures

                                 ITEM I. FINANCIAL INFORMATION
                                  IONIC FUEL TECHNOLOGY, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                     MARCH  31      JUNE  30
                                                                        2002          2001
                                                                   -------------  -------------
ASSETS                                                              (UNAUDITED)     (AUDITED)
Current assets
  Cash and cash equivalents                                        $      2,716   $    204,979
  Trade accounts receivable                                              40,931        158,881
   Other receivables                                                    135,000              -
  Inventory (Note 4)                                                     27,375         26,829
  Prepaid expenses                                                       14,831         18,802
                                                                   -------------  -------------
Total current assets                                                    220,853        409,491

Equipment and vehicles, net of accumulated
  depreciation of $60,615 at March 31, 2002
    and $49,964 at June 30, 2001                                         77,759         66,522
                                                                   -------------  -------------

TOTAL ASSETS                                                       $    298,612   $    476,013
                                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Bank overdraft                                                   $          -   $    136,887
  Current portion of long term debt                                           -         95,409
  Accounts payable                                                      129,285        122,249
  Accrued expenses                                                       87,974        119,826
  Deferred income                                                        26,060         27,494
  Provisions for warranties and returns                                       -         90,076
  Accrued royalty                                                        27,200         27,200
  Current portion of royalty agreement                                   17,850         12,600
  Accrued salary, benefits and payroll taxes                             30,481         23,103
  Current portion of capital lease obligations                           16,100         10,531
                                                                   -------------  -------------
Total current liabilities                                               334,950        665,375

Long-term liabilities
  Debentures (net of debt discount of $750,559 at March 31,2002,
              $641,667 at 30 June, 2001)                                194,441         18,333
  Long-term obligations, less current portion                            33,248         27,017
  Long term royalty agreement obligations, less current portion         283,375        292,825
                                                                   -------------  -------------
Total long-term liabilities                                             511,064        338,175

Stockholders' deficit
  Common stock, $.01 par value:
    50,000,000 shares authorized; issued and
    outstanding 22,518,796 shares at March 31, 2002
    and at June 30, 2001                                                225,188        225,188
  Capital in excess of par value                                     15,377,312      5,092,312
  Accumulated deficit                                               (16,009,347)   (15,676,210)
  Accumulated other comprehensive income -
    cumulative translation adjustment                                  (140,555)      (168,827)
                                                                   -------------  -------------
Total stockholders' deficit                                            (547,402)      (527,537)
                                                                   -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    298,612   $    476,013
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

                             IONIC FUEL TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                  THREE  MONTHS  ENDED         NINE  MONTHS  ENDED
                                       MARCH  31                    MARCH  31
                                   2002          2001          2002          2001
                               ------------  ------------  ------------  ------------
Revenues
  Sales                        $     2,708   $     6,387   $     5,405   $    43,283
  Rentals                           87,255        82,239       221,252       243,352
  Engineering consulting                 -       148,933        13,885       499,478
                               ------------  ------------  ------------  ------------
Total revenues                      89,963       237,559       240,542       786,113

Cost of revenues
  Sales                                  -        15,578             -        22,824
  Rentals                           75,847        68,820       222,950       325,355
  Engineering                            -       108,498         8,331       307,021
                               ------------  ------------  ------------  ------------
Total cost of revenues              75,847       192,896       231,281       655,200
                               ------------  ------------  ------------  ------------
                                    14,116        44,663         9,261       130,913

Operating expenses
  General and administrative        91,137       162,861       560,176       518,890
  Sales and marketing               31,743       161,769        98,890       334,804
                               ------------  ------------  ------------  ------------
                                   122,880       324,630       659,066       853,694
                               ------------  ------------  ------------  ------------
Operating (loss)                  (108,764)     (279,967)     (649,805)     (722,781)

Other income (expense)
  Interest income                       93             -           294         2,100
  Interest expense                 (63,332)       (9,034)     (183,908)      (26,592)
                               ------------  ------------  ------------  ------------
                                   (63,239)       (9,034)     (183,614)      (24,492)
                               ------------  ------------  ------------  ------------

Loss before extraordinary         (172,003)     (289,001)     (833,419)     (747,273)
                               ------------  ------------  ------------  ------------
Item

Extraordinary gain on                    -             -       500,282             -
                               ------------  ------------  ------------  ------------
Settlement of debt

Net (loss)                     $  (172,003)  $  (289,001)  $  (333,137)  $  (747,273)
                               ============  ============  ============  ============

Loss per share before
Extraordinary item                   (0.01)        (0.01)        (0.04)        (0.04)
                               ------------  ------------  ------------  ------------

Extraordinary gain on
Settlement of debt                    0.00          0.00          0.02          0.00
                               ------------  ------------  ------------  ------------

Net loss per share
 - basic and diluted                 (0.01)        (0.01)        (0.02)        (0.04)
                               ------------  ------------  ------------  ------------

Weighted average number
   of common shares             22,518,796    22,518,796    22,518,796    20,873,581
                               ============  ============  ============  ============

SEE  ACCOMPANYING  NOTES

                          IONIC FUEL TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                          MARCH 31
                                                      2002        2001
                                                   ----------  ----------
OPERATING ACTIVITIES
Net (loss)                                         $(333,137)  $(747,273)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                      14,218      35,831
    Extraordinary item                              (500,282)          -
    Amortization of debt discount                    176,108           -
    Loss on disposal of vehicle                        2,528      11,507
    (Increase) decrease in:
    Accounts receivable                              (67,822)      7,954
    Inventory                                           (901)     14,346
    Prepaid expenses                                 (18,472)    (22,999)
    Other receivables                                      -      (8,534)
Increase in:
        Accounts payable and accrued expenses        409,112      53,640
                                                   ----------  ----------
Net cash used by operating activities               (318,648)   (655,528)

INVESTING ACTIVITIES
Acquisition of equipment                              (1,649)    (10,285)
                                                   ----------  ----------
Cash used by investing activities                     (1,649)    (10,285)

FINANCING ACTIVITIES
Note payable to shareholder                                -     130,500
Reduction of bank overdraft                            1,108    (118,629)
Principal payments on capital leases                 (11,941)     (1,819)
Principal payments under licensing agreement          (4,200)     (9,450)
Payment for extinguishments of debt                  (15,519)          -
Proceeds from long term debt                               -     105,917
Proceeds from issuance of debentures                 150,000           -
Proceeds from sale of stock                                -     349,841
                                                   ----------  ----------
Net cash provided (used) by financing activities     119,448     456,360

Effects of exchange rate differences on cash          (1,414)     (5,362)
                                                   ----------  ----------

Decrease in cash and cash equivalents               (202,263)   (214,815)
Cash and cash equivalents, beginning of period       204,979     231,202
                                                   ----------  ----------

Cash and cash equivalents, end of period           $   2,716   $  16,387
                                                   ==========  ==========

Interest paid                                      $   7,800   $  26,592
                                                   ==========  ==========

NONCASH FINANCING ACTIVITY:
Acquisition of vehicles with capital leases        $  26,334   $  51,706
                                                   ==========  ==========

SEE  ACCOMPANYING  NOTES

                           IONIC FUEL TECHNOLOGY, INC.

Notes  to  Consolidated  Financial  Statements
(Unaudited)
March 31, 2002

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

     During the past period, the principal use of the Company's cash has been to fund its operating losses and to secure its customers and contracts. The Company has been utilizing approximately $35,000 per month to fund operations.

     The Company is presently attempting to raise additional capital to fund operations. If additional capital is not secured within the next few months, it will be necessary to substantially curtail or cease operations.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

     The Company's previous business combinations were accounted for using the purchase method. However, there is no goodwill from these combinations and other intangible assets had previously been written off. As such, the Company has assessed that the adoption of SFAS 141 and SFAS 142 will have no impact on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of.
     SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts on July 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

4.   INVENTORY

     Inventory  is  comprised  of  the  following:

                               MARCH 31    JUNE 30
                                 2002       2001
                               ---------  ---------

     Material and supplies     $       -  $117,786
     Finished goods               27,375   178,824
     Provision for impairment          -   269,781)
                               ---------  ---------
                               $  27,375  $ 26,829
                               =========  =========

     Included in finished goods inventory are units, at customer sites, on a short-term trial basis.

5.   NEW DEBT ISSUE

     In November 2001, the Company issued $100,000 in 6% senior debentures. The debentures were issued at par and have warrants attached entitling the holder to 10 times the value of debentures issued in common shares at an exercise price of $.10 per share. The warrants were issued for the nominal amount of $1 per investor.

     The fair value of the warrants issued exceeded the debenture price, therefore the full proceeds of $100,000 from the sale of debentures has been recognized as Additional Paid-In Capital, and a debt discount will be amortized over the life of the debt through interest expense. The Company has recognized interest expense of $12,704 arising from the amortization of this debt discount in the nine months ended March 31, 2002.

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

     In March 2002, the Company issued $185,000 in 3% senior debentures. The debentures were issued at par and have warrants attached entitling the holder to 10 times the value of debentures issued in common shares at an exercise price of $0.10 per share. The warrants were issued for the nominal amount of $1 per investor. The debenture holders were also given a fixed and floating charge over the assets of the business.

     The fair value of the warrants issued exceeded the debenture price, therefore the full proceeds of $185,000 from the sale of debentures has been recognized as Additional Paid-In Capital, and a debt discount will be amortized over the life of the debt through interest expense. As of the period end, the Company had not received $135,000 of the proceeds and therefore this amount is shown as a current receivable on the balance sheet. The majority of this balance has been received subsequent to the period end.

     Interest on the debentures accumulates at 3% from the date of issue on the unpaid principal balance. There are no fixed dates of repayment of interest. The debentures mature in March 2005.

     Under the terms of the subscription agreement, the holder can accelerate the maturity date to use the outstanding principal and accumulated interest to exercise the attached warrants. The Company may repay the debentures prior to the maturity date, subject to 60 days notice.

                           IONIC FUEL TECHNOLOGY, INC.

Notes  to  Consolidated  Financial  Statements
(Unaudited)
March  31,  2002
(Continued)

6.   COMPREHENSIVE LOSS

     The Company's comprehensive loss is as follows:


                                                THREE  MONTHS  ENDED        NINE  MONTHS  ENDED,
                                                     MARCH  31                   MARCH  31
                                                 2002          2001          2002          2001
                                             ------------  ------------  ------------  ------------
     Net loss                                $  (172,003)  $  (289,001)  $  (333,137)  $  (747,273)

     Foreign currency translation
       adjustment                                 (4,800)          474        28,272        (9,104)
                                             ------------  ------------  ------------  ------------

     Total comprehensive loss                $  (176,803)  $  (288,527)  $  (304,865)  $  (756,377)
                                             ============  ============  ============  ============


7.   LOSS PER SHARE

     Net (loss) before extraordinary item    $  (172,003)  $  (289,001)  $  (833,419)  $  (747,273)
                                             ============  ============  ============  ============

     Net (loss) after                        $  (172,003)  $  (289,001)  $  (333,137)  $  (747,273)
                                             ============  ============  ============  ============
     Extraordinary item

     Weighted average number
     of common shares                         22,518,796    22,518,796    22,518,796    20,873,581
                                             ============  ============  ============  ============

     Basic and diluted
     net (loss)per common share              $     (0.01)  $     (0.02)  $     (0.02)  $     (0.04)
                                             ------------  ------------  ------------  ------------


     At March 31, 2002 the total number of options outstanding was 795,500. No share options have been included in the calculation of earnings per share as their effect is anti-dilutive.

     In May 2001, the Company issued 6,600,000 warrants to shareholders subscribing for debenture notes. Pursuant to subsequent debenture note subscriptions in November 2001 and March 2002, the Company issued 1,000,0000 and 1,850,000 warrants to subscribers. Each warrant entitles the holder to purchase one share of Common stock. The exercise price of the warrants is $0.10 per share. The warrants are exercisable immediately and expire on May 31, 2005, November 30, 2005 and March 31, 2006 respectively.

8.   SEGMENT REPORTING

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

                           IONIC FUEL TECHNOLOGY, INC.

8.   SEGMENT  REPORTING  (CONTINUED)

     Segment  Reporting  of  the  Company  is  as  follows:

                                                                ADJUSTMENTS
                                      UNITED                        AND
                                      STATES        EUROPE      ELIMINATIONS     TOTAL
                                   ------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002
---------------------------------
Revenues:
  Sales                            $          -   $    2,708   $           -   $   2,708
  Rental                                      -       87,255               -      87,255
  Engineering consultancy                     -            -               -           -
                                   ------------------------------------------------------
Total revenue                      $          -   $   89,963   $           -   $  89,963
                                   ======================================================

Segment loss                       $    (84,358)  $  (87,645)              -   $(172,003)
Depreciation and amortization                 -       (6,176)              -      (6,176)
Interest income                               -           93               -          93
Interest expense                        (63,332)           -               -     (63,332)
Total assets                         13,044,812      161,718     (12,907,918)    298,612

                                                                          -

THREE MONTHS ENDED MARCH 31, 2001
---------------------------------
Revenues:
  Sales                            $          -   $    6,387   $           -   $   6,387
  Rental                                      -       82,239               -      82,239
  Engineering consultancy                     -      148,933               -     148,933
                                   ------------------------------------------------------
Total revenue                      $          -   $  237,559   $           -   $ 237,559
                                   ======================================================

Segment loss                       $    (31,540)  $ (257,461)              -   $(289,001)
Depreciation and amortization                 -      (13,704)              -     (13,704)
Interest income                               -            -               -           -
Interest expense                         (9,034)           -               -      (9,034)
Total assets                         12,398,061    1,540,606     (13,141,472)    797,195


NINE MONTHS ENDED MARCH 31, 2002
--------------------------------
Revenues:
  Sales                            $          -   $    5,405   $           -   $   5,405
  Rental                                      -      221,252               -     221,252
  Engineering consultancy                     -       13,885               -      13,885
                                   ------------------------------------------------------
Total revenue                      $          -   $  240,542   $           -   $ 240,542
                                   ======================================================

Segment loss/profit                $   (328,702)  $   (4,435)              -   $(333,137)
Depreciation and amortization                 -       14,218               -      14,218
Interest income                               -          294               -         294
Interest expense                       (183,908)           -               -    (183,908)
Total assets                         13,044,812      161,718     (12,907,918)    298,612


NINE MONTHS ENDED MARCH 31, 2001
--------------------------------
Revenues:
  Sales                            $          -   $   43,283   $           -   $  43,283
  Rental                                      -      243,352               -     243,352
  Engineering consultancy                     -      499,478               -     499,478
                                   ------------------------------------------------------
Total revenue                      $          -   $  786,113   $           -   $ 786,113
                                   ======================================================

Segment loss                       $   (147,434)  $ (599,839)              -   $(747,273)
Depreciation and amortization                 -      (38,819)              -     (38,819)
Interest income                           2,090           10               -       2,100
Interest expense                        (26,592)           -               -     (26,592)
Total assets                         12,398,061    1,540,606     (13,141,472)    797,195

                           IONIC FUEL TECHNOLOGY, INC.


Notes  to  Consolidated  Financial  Statements
(Unaudited)
March  31,  2002
(Continued)

9.   EXTRAORDINARY GAIN ON SETTLEMENT OF DEBT ON LIQUIDATION OF SUBSIDIARY

During the quarter ended September 30, 2001, the Company recognized an extraordinary profit of $500,282 following the liquidation of IFT Ltd. As detailed in Note 1, this gain results from the extinguishments of debt for less than the face amount.

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
                                                           ----------

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

During the nine month period to March 31, 2002 the Company successfully completed the formation of a new operating subsidiary, Ionic Fuel Technology (Europe) Limited. The new subsidiary was successful in securing the purchase of the stock, certain assets and contracts of Ionic Fuel Technology Limited (in liquidation) from its liquidator. It commenced trading in September 2001. All customers of IFT products who had dealt with the previous Company have been secured by IFT Europe and all existing rental and maintenance contracts have been honoured. Trading results for this period reflect the results for both Ionic Fuel Technology Limited in liquidation and establishing the new operating subsidiary, Ionic Fuel Technology (Europe) Limited, incurring one-off costs of approximately $25,000. There is a further liability to complete the purchase of stock, certain assets and contracts from Ionic Fuel Technology Limited in liquidation of approximately $12,000 payable from April 2002 through to August 2002.

The Company is currently working with larger energy management companies to expand its sales and rentals throughout the UK and Europe. These will include both IFT units and management information systems.

Nine  Months  Ended  March  31,  2002  and  March  31,  2001

     Total revenues decreased to approximately $240,000 during the nine month period ended March 31, 2002 from approximately $786,000 for the nine month period ended December 31, 2001.

     The decrease of approximately $546,000 in revenues related primarily to the cessation of engineering services and a shortfall of approximately $38,000 in sales of IFT units.

     Gross profit decreased from approximately $131,000 during the nine months ended March 31, 2001 to approximately $9,000 during the nine months ended March 31, 2002 due to the decline in revenues. A lower gross margin arises because of fixed staff costs included under Cost of Revenues.

     General and administrative expenses increased to approximately $560,000 during the nine months ended March 31, 2002 from approximately $519,000 during the six months ended March 31, 2001.

     The increase of approximately $41,000 in general and administrative expenses relates principally to the cost of redundancy and liquidation of Ionic Fuel Technology Limited. The increase principally relates to the period prior to the group reorganization and accordingly has no cash effect to the Company.

     Sales and marketing expenses decreased to approximately $99,000 during the nine month period ended March 31, 2002 from approximately $335,000 for the nine month period ended March 31, 2001. This decrease of approximately $236,000 is due to the reduction in staff levels and traveling costs in Europe.

     Interest expense increased to approximately $184,000 in the nine month period ended March 31, 2002 from approximately $27,000 for the same period in the previous year. This increase is due to accrued interest and the amortization of debt discount due to the debentures issued in May 2001 and the new subscription in November 2001.

     The extraordinary item of approximately $500,000 represents the profit recognized by the Company on the settlement of the net debts of IFT Ltd at less than the face value on liquidation.

Three  Months  Ended  March  31,  2002  and  March  31,  2001

     Total revenues decreased to approximately $90,000 during the three month period ended March 31, 2002 from approximately $238,000 for the three month period ended March 31, 2001. The decrease of approximately $148,000 in revenues is primarily due to the cessation of engineering consulting services.

     Gross profit decreased to approximately $14,000 during the three months ended March 31, 2002 approximately $45,000 in 2001) due to decreased sales of engineering services. A lower gross margin arises because of fixed staff costs included under Cost of Revenues.

     General and administrative expenses decreased to approximately $91,000 during the three months ended March 31, 2002 from approximately $163,000 during the three months ended March 31, 2001.

     The decrease of approximately $72,000 in general and administrative related to decreases in office costs and savings on property expenses.

     Sales and marketing expenses fell to approximately $32,000 for the three months ended March 31, 2002 from approximately $162,000 for the three months ended March 31,2001. This decrease of $130,000 relates to the decrease in cost associated with promoting engineering services and the reduction in staff numbers in Europe.

     Interest expense increased by $54,000 to approximately $63,000 in the three months ended March 31, 2002. This is due to the accrued interest and debt discount amortization on the two debentures issued in May and November 2001.

CRITICAL  ACCOUNTING  POLICIES

The  Company  believes the following represent its critical accounting policies:

Revenue  Recognition

Sales are recognized upon shipment of the equipment and acceptance by the customer and are recorded net of an allowance for returns. Rental income under operating leases is recognized on a straight-line basis over the lease term. The equipment leased is owned by the Company and, accordingly, the Company bears all repairs and maintenance costs incurred.

Long-lived  assets

The Company periodically review their long-lived assets for impairment based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. When events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable, the asset is written down to its realizable value.

LIQUIDITY  AND  SOURCES  OF  CAPITAL

     Net cash used by operations was approximately $319,000 for the nine months ended March 31, 2002 and approximately $655,000 for the nine months ended March 31, 2001. Cash was utilized in all departments, i.e. sales, marketing and administration in the United Kingdom and Europe. Working capital deficit was approximately $(114,000) at March 31, 2002 and approximately $(256,000) at June 30, 2001. Working capital has been utilized primarily to fund operations.

     Fluctuations in working capital have been primarily due to fluctuations in cash, accounts payable and other accruals. Should assumptions regarding collectability of receivables or the timing of payables prove erroneous, this may have a significant effect on liquidity. Historically, shareholders have met the Company's funding requirements, either through the issuance of equity securities or debt financing by way of the issue of debentures.

     In March 2002, the Company issued a 3% debenture. As a result, the Company raised approximately $185,000, of which $50,000 had been received by 31 March, 2002. In November 2001, the Company issued a 6% debenture raising approximately $100,000.


CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Royalty  agreement

     In December 1991, the Company purchased certain patents and inventions for $50,000 and agreed to make payments of $6,000 per month over the remaining life of the patents. The remaining balance of this obligation, less amounts currently due ($17,850) is included in other long-term liabilities ($283,375).

     Leases

     The Company leases its principal facility under a non-cancelable operating lease expiring in December 2004, and also leases properties in Belgium under non-cancelable operating leases expiring in 2002. The future minimum lease payments under operating leases as of 31 March, 2002 are approximately $38,000.

     The Company is also the lessee of vehicles under capital leases which expire in 2003 and 2005. The future minimum lease payments under capital leases as of March 2002 are approximately $49,000.

     Debentures

     The  Company  has  issued  3  separate  debentures:

     - in May 2001 the Company issued $660,000 in 6% senior debentures maturing in May 2004
     - in November 2001 the Company issued $100,000 in 6% senior debentures maturing in November 2004
     - in March 2002 the Company issued $185,000 in 3% senior debentures maturing in March 2005.

     The  debentures  were  issued  mainly  to  existing  shareholders.

     Deferred  income

     The Company has a commercial commitment to carry out servicing and maintenance to units held at customer sites under rental and maintenance contracts. Generally, customers are invoiced quarterly in advance for rentals and annually in advance for maintenance. The value of these unexpired periods is taken to deferred income. At 31 March 2002 the value of deferred income was approximately $26,000.

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CURRENCY  FLUCTUATION

     Currency fluctuations were insignificant to the Company's operations for the nine months ended March 31, 2002 and 2001. The Company operates in the United States and United Kingdom (Pound Sterling); sales and rentals may also be denominated in other currencies, most commonly the Euro. Changes in the exchange rates of these currencies could affect the Company's operations and cash flows. Currently, the Company does not enter into any derivative contracts to hedge these risks.

     However, the principal revenues are generated in sterling which for the 9 months ended March 31, 2002 have been translated to dollars at a rate of $1.44/
1. For the same period last year the conversion rate was $1.5/ 1. The fluctuation in the exchange rate should be considered when comparing the revenue for each period.

INFLATION

     Inflation has not had a significant impact on the results of the Company's operations for the nine months ended March 31, 2002 and 2001.

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

Item  5.  Other  information  (Not  applicable)

Item  6.  Exhibits  and  Reports  on  Form  8-K


The  following  exhibits  are  included  herein:

(1)  Statement  re:  computation  of  earnings  per  share

The Company did not file any reports on Form 8-k during the nine months ended March 31, 2002.

                                                                                               EXHIBIT I


                                    IONIC  FUEL  TECHNOLOGY,  INC.

                            COMPUTATION  OF  NET  LOSS  PER  COMMON  SHARE



                                         THREE  MONTHS  ENDED               NINE  MONTHS  ENDED
                                               MARCH  31                         MARCH 31
                                         2002            2001             2002               2001
                                    ------------------------------  ----------------------------------
Net loss before extraordinary item  $    (172,003)  $    (289,001)  $      (833,419)  $      (747,273)

Net loss after extraordinary item   $    (172,003)  $    (289,001)  $      (333,137)  $      (747,273)
Average common shares
  outstanding                          22,518,796      22,518,796        22,518,796        20,873,581
                                    --------------  --------------  ----------------  ----------------

Net loss per common share
Before extraordinary item           $       (0.01)  $       (0.01)  $         (0.04)  $         (0.04)
                                    ==============  ==============  ================  ================

Net loss per common share
After extraordinary item            $       (0.01)  $       (0.01)  $         (0.02)  $         (0.04)
                                    ==============  ==============  ================  ================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Ionic Fuel Technology, Inc.
                                   ----------------------------------
                                             (Registrant)



Date:  May 20, 2002                   /s/  Anthony J.S. Garner
       ------------                ----------------------------------
                                            (Name  and  Title)